Form 10-Q
period 1996-03-31
SANGSTAT MEDICAL CORP
filed 1996-05-15
CIK 913610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:   0-22890

                          SANGSTAT MEDICAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           94-3076-069
- - ------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                                1505 Adams Drive
                              Menlo Park, CA 94025
                -------------------------------------------------
                (Address of principal executive office, Zip Code)

Registrant's telephone number, including area code:  415-328-0300

                                      None
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

- - --------------------------------------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             /x/  Yes  / /  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

            CLASS                                    NUMBER OF SHARES
            -----                                    ----------------

         Common Stock                                    13,056,383

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----

         CONDENSED CONSOLIDATED BALANCE SHEETS..........................      3
         March 31, 1996 and December 31, 1995

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................      4
         Three Months Ended March 31, 1996 and 1995

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................      5
         Three Months Ended March 31, 1996 and 1995

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    7-9

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................      9

SIGNATURES..............................................................      9

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,          December 31,
                                                       1996                 1995
                                                   ------------         ------------
ASSETS

CURRENT ASSETS
       Cash and Cash Equivalents                   $ 40,784,067         $  4,609,186
       Short-term Investments                        10,171,936            4,612,565
       Accounts Receivable                              372,617              406,153
       Other Receivables                                287,702              170,118
       Inventories                                      874,688              766,124
       Prepaid Expenses                                 310,758               73,531
                                                   ------------         ------------
              Total Current Assets                   52,801,768           10,637,677

  PROPERTY AND EQUIPMENT -- NET                         518,996              528,962

  OTHER ASSETS                                          370,650              393,238
                                                   ------------         ------------

  TOTAL                                            $ 53,691,414         $ 11,559,877
                                                   ============         ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
       Accounts Payable                            $  1,132,356         $  1,041,389
       Accrued Liabilities                              663,955              652,742
       Capital Lease Obligations -- Current             201,045              238,651
       Notes Payable -- Current                         296,312              254,249
                                                   ------------         ------------
              Total Current Liabilities               2,293,668            2,187,031
                                                   ------------         ------------

  CAPITAL LEASE OBLIGATIONS                             306,913              286,558
                                                   ------------         ------------

  NOTES PAYABLE                                         779,155              804,811
                                                   ------------         ------------

  Common Stock                                       81,346,500           36,275,765
  Accumulated Deficit                               (31,094,976)         (28,051,991)
  Accumulated Translation Adjustment                     34,556               46,811
  Unrealized Gain on Investment                          25,598               10,892
                                                   ------------         ------------
              Total Stockholders' Equity             50,311,678            8,281,477
                                                   ------------         ------------

  TOTAL                                            $ 53,691,414         $ 11,559,877
                                                   ============         ============

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three Months Ended March 31,
                                                         ---------------------------------
                                                             1996                 1995
                                                         ------------          -----------

  Revenues:
       Net Product Sales                                 $    711,345          $   701,904
       Collaborative Agreement                                   --                750,000
                                                         ------------          -----------
              Total Revenues                                  711,345            1,451,904
                                                         ------------          -----------


  Costs and Operating Expenses
       Cost of Sales and Manufacturing                        695,138              676,979
       Research and Development                             2,229,436            1,334,288
       Selling, General & Administrative                    1,002,703              770,726
                                                         ------------          -----------
              Total Costs and Operating Expenses            3,927,277            2,781,993
                                                         ------------          -----------

  Loss from Operations                                     (3,215,932)          (1,330,089)

  Other Income (Expense)
       Interest Income                                        203,300              211,204
       Interest & Other Expense                               (30,353)             (30,323)
                                                         ------------          -----------
              Other Income, net                               172,947              180,881
                                                         ------------          -----------

  Net Loss                                               ($ 3,042,985)         ($1,149,208)
                                                         ============          ===========



  Net Loss per Common and Equivalent Share               ($      0.29)         ($     0.13)
                                                         ============          ===========

  Common and Equivalent Shares used in
       Computing per Share Amounts                         10,326,182            8,885,982
                                                         ============          ===========

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                   ----------------------------------
                                                                       1996                  1995
                                                                   ------------          ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $ (3,042,985)         $ (1,149,208)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                    84,590                95,045
        Changes in assets and liabilities:
           Accounts receivable                                           34,474              (143,722)
           Other receivables                                           (118,907)             (498,541)
           Inventories                                                 (107,855)             (395,734)
           Prepaid expenses                                            (237,258)             (201,419)
           Accounts payable                                              96,429               300,184
           Accrued liabilites                                            15,317              (292,581)
                                                                   ------------          ------------
                 Net cash used in operating activities               (3,276,195)           (2,285,976)
                                                                   ------------          ------------


  CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                           45,070,735             5,191,803
      Note payable borrowings                                           127,980               221,250
      Note payable repayments                                          (101,912)             (147,425)
      Repayment of capital lease obligations                            (76,138)              (69,628)
                                                                   ------------          ------------
                 Net cash provided by financing activities           45,020,665             5,196,000
                                                                   ------------          ------------


  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                               (16,615)              (10,902)
      Maturities of short-term investments                            3,956,293               499,905
      Purchase of short-term investments                             (9,467,862)           (1,769,484)
      Other assets                                                        9,982                17,325
                                                                   ------------          ------------
                 Net cash used in investing activities               (5,518,202)           (1,263,156)
                                                                   ------------          ------------


  EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (51,387)               62,518
                                                                   ------------          ------------

  NET INCREASE IN CASH
           AND CASH EQUIVALENTS                                      36,174,881             1,709,386

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      4,609,186             9,828,928
                                                                   ------------          ------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 40,784,067          $ 11,538,314
                                                                   ============          ============

  NONCASH INVESTING AND FINANCING ACTIVITIES
      Unrealized gain on investments                               $     14,706          $     33,799
                                                                   ============          ============

                          SANGSTAT MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

While the quarterly financial information in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. These results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

Per Share Information

Net loss per common and equivalent share is computed using the weighted average number of common shares outstanding during the period. Options granted by the Company have been excluded in the calculation of common and common equivalent shares outstanding since they would serve to reduce the net loss per share.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:

                                              March 31,       December 31,
                                                1996              1995
                                              ---------       ------------

  Raw materials                               $415,865          $432,549
  Work-in-progress                             251,703           213,863
  Finished goods                               207,120           119,712
                                              --------          --------
  Total                                       $874,688          $766,124
                                              ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net product revenue was $711,000 in the first quarter of 1996 as compared with $702,000 in the first quarter of 1995. This reflects an increase of over 50% in combined product revenue from distribution of SangStat's first therapeutic product, THYMOGLOBULIN(R) in Canada (under the Canadian Emergency Drug Release program) and PRA-STAT(R), the Company's first pre-transplant monitoring product. These sales were offset in part by declines in other revenues specific to 1995 for clinical development studies for monitoring products and contract manufacturing. The Company began distribution of THYMOGLOBULIN(R) in Canada in January 1995 under that country's Emergency Drug Release program. The Company obtained an exclusive license in October 1993 for distribution and sale of THYMOGLOBULIN in North America from Pasteur Merieux Serums et Vaccins, a subsidiary of Rhone Poulenc Rorer. PRA-STAT is distributed through Baxter Healthcare Corporation's affiliate, NexTran.

As expected under the Company's collaborative agreement with Baxter, no revenue was received in the first quarter of 1996 as compared with $750,000 in the same period in 1995. The revenue earned under the collaborative agreement in 1995 resulted from completion of the second and third milestones for the Company's second pre-transplant monitoring product, CROSS-STAT(R). The fourth and final milestone for CROSS-STAT was completed in the second quarter of 1995. To date, $10.0 million has been received by the Company under its collaborative agreement with Baxter, consisting of $6.75 million in collaborative revenues and $3.25 million in equity.

Cost of sales and manufacturing expenses increased to $695,000 for the quarter ended March 31, 1996 from $677,000 in the corresponding quarter of 1995. This reflects the result of increased product sales offset by lower cost of sales for both therapeutic and monitoring products. The Company's monitoring products business does not currently generate a profit, because certain sales are made on a cost recovery basis and the Company has not yet achieved a scale of production which allows it to cover fixed manufacturing costs. Sales of these monitoring products however, partially offset fixed costs and serve as a prototype for manufacturing further products as well as to further the Company's reputation and presence in the industry. Notwithstanding these losses, the Company's strategy is to obtain regulatory approval for certain of these and other monitoring products and to produce and sell these products on a commercially profitable basis. The Company accordingly obtained FDA 510(k) market clearances for its PRA-STAT product in September 1994 and for its CROSS-STAT product in May 1995.

Research and development expenses increased to $2,229,000 in the first quarter of 1996 from $1,334,000 in the same period in 1995. This reflects increases in later stage expenses for the Company's continuing pivotal Phase III clinical trial for THYMOGLOBULIN, bio-equivalence clinical trials for generic drug product candidates CYCLOSPORINE and AZATHIOPRINE, a second Phase II pharmacokinetic and safety study for ALLOTRAP(R) and on-going research and development expenses for both therapeutic and monitoring products.

Selling, general and administrative expenses increased to $1,003,000 in the first quarter of 1996 from $771,000 from the same quarter of the previous year. This increase reflects generally increased expenses for sales and marketing, administration, patents and additions of personnel. Important additions to staff from the first quarter of 1995 to the first quarter of 1996 included David Winter, M.D., President and Chief Operating Officer, a Vice President of Investor Relations, a Vice President, Pharmacy and a Sales Manager.

Interest income was $203,000 in the first quarter of 1996 as compared to $211,000 in the same quarter of the previous year. Interest earned in the first quarter of 1995 was primarily the result of investment of the cash proceeds from the Company's self-managed private placement in December 1994 and self-managed public offering in February 1995. The investment base for interest earned in the first quarter of 1996 was augmented by cash proceeds from the Company's follow-on public offering concluded in March 1996. Interest and other expense for capital lease obligations and long term notes remained essentially unchanged at $30,000 for the first quarter of both 1995 and 1996.

The Company's net loss was $3,043,000 or $0.29 per share in the first quarter of 1996, compared with a net loss of $1,149,000 or $0.13 per share in the first quarter of 1995.


FINANCIAL CONDITION

Total assets as of March 31, 1996 increased by $42,132,000 from December 31, 1995. This increase is due to an increase of cash and investments of $41,734,000, an increase in other receivables of $118,000 due primarily to increased interest receivable, an increase in inventories of $109,000 primarily due to additional purchases of THYMOGLOBULIN and an increase of $237,000 in prepaid expenses primarily due to the timing of payments for certain insurance coverage. Total liabilities remained essentially unchanged. Stockholders' equity increased by $42,030,000 from year end 1995. This increase consisted primarily of $45,071,000 in net proceeds from the Company's public offering and exercise of the underwriters' over-allotment option in March 1996, offset partially by the net loss of $3,043,000 for the quarter ended March 31, 1996.

LIQUIDITY

The Company has cash, cash equivalents and investments of $50,956,000 at March 31, 1996. The Company expects to incur significant costs related to continued research and development programs, preclinical and clinical testing and regulatory approval activities in the years ahead. In addition, in the event the Company receives regulatory approval for any of its therapeutic products, the Company may then need to raise additional funds through additional financings, including private or public equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1997. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs; progress in clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in obtaining and enforcing patents; the ability of the Company to establish development and commercialization relationships; and the costs of manufacturing scale-up.

This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of factors that might result in different outcomes, see the Company's Registration Statement on Form S-3 filed on February 9, in particular "Risk Factors" set forth therein, and the Company's 10-K and annual report filed with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits required to be filed pursuant to this report on Form 10-Q.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           SANGSTAT MEDICAL CORPORATION
                                           ----------------------------
                                                  (REGISTRANT)

DATE:  May 13, 1995             BY:
                                    --------------------------------------------
                                              PHILIPPE POULETTY, M.D.
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE:  May 13, 1995             BY:
                                    --------------------------------------------
                                                HENRY N. EDMUNDS, PH.D.
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER