Form 10-Q
period 1996-06-30
SANGSTAT MEDICAL CORP
filed 1996-08-13
CIK 913610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number:   0-22890

                          SANGSTAT MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

       California                                         94-3076-069
(State of incorporation)                       (IRS Employer Identification No.)

                                1505 Adams Drive
                              Menlo Park, CA 94025
                (Address of principal executive office, Zip Code)

Registrant's telephone number, including area code:  415-328-0300

                                      None
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

                CLASS                                NUMBER OF SHARES
                -----                                ----------------
            Common Stock                                13,078,983

                     Exhibit Index is located on page 12

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                                             PAGE

           CONDENSED CONSOLIDATED BALANCE SHEETS...........................    3
           June 30, 1996 and December 31, 1995

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................    4
           Three and Six Months Ended June 30, 1996 and 1995

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................    5
           Six Months Ended June 30, 1996 and 1995

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............    6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  7-9



                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   10


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................   10




SIGNATURES.................................................................   11

EXHIBIT INDEX..............................................................   12


           EXHIBIT 10.24...................................................13-15

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 1996   December 31, 1995
                                                -------------   -----------------
ASSETS

CURRENT ASSETS

     Cash and Cash Equivalents                  $ 24,012,840       $  4,609,186
     Short-term Investments                       23,990,656          4,612,565
     Accounts Receivable                             217,406            406,153
     Other Receivables                               538,258            170,118
     Inventories                                     936,338            766,124
     Prepaid Expenses                                217,328             73,531
                                                ------------       ------------
           Total Current Assets                   49,912,826         10,637,677

PROPERTY AND EQUIPMENT -- NET                        662,472            528,962

OTHER ASSETS                                         383,138            393,238
                                                ------------       ------------

TOTAL                                           $ 50,958,436       $ 11,559,877
                                                ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                           $  1,183,052       $  1,041,389
     Accrued Liabilities                             435,661            652,742
     Capital Lease Obligations -- Current            191,057            238,651
     Notes Payable -- Current                        254,105            254,249
                                                ------------       ------------
           Total Current Liabilities               2,063,875          2,187,031
                                                ------------       ------------

CAPITAL LEASE OBLIGATIONS                            470,749            286,558
                                                ------------       ------------

NOTES PAYABLE                                        679,662            804,811
                                                ------------       ------------

Common Stock                                      81,357,413         36,275,765
Accumulated Deficit                              (33,772,691)       (28,051,991)
Accumulated Translation Adjustment                    19,791             46,811
Unrealized Gain on Investment                        139,637             10,892
                                                ------------       ------------
           Total Shareholders' Equity             47,744,150          8,281,477
                                                ------------       ------------

TOTAL                                           $ 50,958,436       $ 11,559,877
                                                ============       ============

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------        --------------------------
                                                1996           1995               1996           1995
                                            -----------    -----------         -----------    -----------
Revenues:
     Net Product Sales                      $   381,243    $   572,302         $ 1,092,588    $ 1,274,206
     Collaborative Agreement                          0        375,000                   0      1,125,000
                                            -----------    -----------         -----------    -----------
           Total Revenues                       381,243        947,302           1,092,588      2,399,206
                                            -----------    -----------         -----------    -----------

Operating Expenses
     Cost of Sales and Manufacturing            593,501        638,170           1,288,639      1,315,149
     Research and Development                 1,825,795      1,590,077           4,055,231      2,924,365
     Selling, General & Administrative        1,337,947      1,010,689           2,340,650      1,781,415
                                            -----------    -----------         -----------    -----------
           Total Operating Expenses           3,757,243      3,238,936           7,684,520      6,020,929
                                            -----------    -----------         -----------    -----------

Loss from Operations                         (3,376,000)    (2,291,634)         (6,591,932)    (3,621,723)

Other Income (Expense)
     Interest Income                            734,626        250,730             937,926        461,934
     Interest & Other Expense                   (36,341)       (37,898)            (66,694)       (68,221)
                                            -----------    -----------         -----------    -----------
           Other Income, Net                    698,285        212,832             871,232        393,713
                                            -----------    -----------         -----------    -----------

Net Loss                                    $(2,677,715)   $(2,078,802)        $(5,720,700)   $(3,228,010)
                                            ===========    ===========         ===========    ===========


Net Loss per Common and Equivalent Share    $     (0.20)   $     (0.22)        $     (0.49)   $     (0.35)
                                            ===========    ===========         ===========    ===========

Common and Equivalent Shares used in
     Computing per Share Amounts             13,064,643      9,486,408          11,695,412      9,187,844
                                            ===========    ===========         ===========    ===========

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended June 30,
                                                           --------------------------------
                                                                1996               1995
                                                           -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (5,720,700)       $(3,228,010)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                             169,012            190,750
      Changes in assets and liabilities
         Accounts receivable                                    188,764           (216,281)
         Other receivables                                     (370,169)          (154,354)
         Inventories                                           (169,943)          (243,399)
         Prepaid expenses                                      (144,094)           (98,115)
         Accounts payable                                       150,141             41,014
         Accrued liabilites                                    (209,037)          (254,928)
                                                           ------------        -----------
              Net cash used in operating activities          (6,106,026)        (3,963,323)
                                                           ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common stock and warrants                         45,081,648          5,256,727
   Note payable borrowings                                      134,277            269,700
   Note payable repayments                                     (243,612)          (262,651)
   Repayment of capital lease obligations                      (141,818)          (120,595)
                                                           ------------        -----------
              Net cash provided by financing activities      44,830,495          5,143,181
                                                           ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (25,835)           (15,364)
   Maturities of short-term cash investments                  7,799,722          6,000,000
   Purchase of short-term cash investments                  (27,054,975)        (9,191,686)
   Deposits and other assets                                    (13,165)           148,781
                                                           ------------        -----------
              Net cash used in investing activities         (19,294,253)        (3,058,269)
                                                           ------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (26,562)            23,291
                                                           ------------        -----------
NET INCREASE (DECREASE)
   IN CASH AND EQUIVALENTS                                   19,403,654         (1,855,120)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     4,609,186          9,828,928
                                                           ------------        -----------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 24,012,840        $ 7,973,808
                                                           ============        ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                  $    278,415        $   188,758
                                                           ============        ===========

   Unrealized gain on investments                          $    128,745        $    79,211
                                                           ============        ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION--
   Cash paid during the year for interest                  $     87,529        $    70,597
                                                           ============        ===========

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

Per Share Information

Net loss per common and equivalent share is computed using the weighted average number of common shares outstanding during the period. Options and warrants granted by the Company have been excluded in the calculation of common and common equivalent shares outstanding since they would serve to reduce the net loss per share.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:

                                 June 30,       December 31,
                                   1996            1995
                                 --------       ------------
Raw materials                    $514,193        $432,549
Work-in-progress                  239,468         213,863
Finished goods                    182,677         119,712
                                 --------        --------
Total                            $936,338        $766,124
                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

        Net product sales were $1,093,000 in the first half of 1996 compared with $1,274,000 in the first half of 1995. This primarily reflects continued demand for THYMOGLOBULIN(R) under Canada's Emergency Drug Release (EDR) Program as reflected in an increase in SangStat Canada's therapeutic sales in the first half of 1996 compared with the same period in 1995 and offset by a decrease in revenues for certain contract manufacturing, OEM and other products for research use. In May,1996 SangStat announced that it would buy back the exclusive commercial rights for its monitoring products PRA-STAT(R) and CROSS-STAT(R) from Baxter Healthcare Corporation effective July 1, 1996. Net product sales decreased to $381,000 in the second quarter 1996 from $572,000 in the corresponding quarter in 1995, reflecting a return of inventory from Baxter and a temporary effect on sales while sales and marketing responsibilities were being transferred between the two companies. As expected, no collaborative agreement milestone payments were received in 1996, reflecting completion of the final milestones for PRA-STAT and CROSS-STAT in 1995. These final payments of $1,125,000 in the first six months of 1995 represented the completion of $10.0 million received by SangStat for milestones, license fees and equity in 1993 through 1995 under its collaborative agreement with Baxter.

Cost of sales and manufacturing expenses decreased to $594,000 for the second quarter 1996 from $638,000 in the corresponding quarter of 1995. Cost of sales and manufacturing expenses decreased to $1,289,000 in the first half of 1996 from $1,315,000 in the first half of 1995. These decreases are primarily attributable to lower costs of goods sold of the Company's first therapeutic product, THYMOGLOBULIN. The Company's monitoring products business does not currently generate a profit, because certain sales are made on a cost recovery basis and the Company has not yet achieved a scale of production which allows it to cover fixed manufacturing costs. Sales of these monitoring products however, partially offset fixed costs and serve as a prototype for manufacture for further products as well as to further the Company's reputation and presence in the industry. Notwithstanding these losses, the Company's strategy is to obtain regulatory approval for certain of these and other monitoring products and to produce and sell these products on a commercially profitable basis. The Company accordingly obtained FDA 510(k) approval for its PRA-STAT product in September 1994 and obtained FDA 510(k) approval for CROSS-STAT in May 1995.

Research and development expenses increased to $1,826,000 in the second quarter of 1996 from $1,590,000 in the same period in 1995 and also increased to $4,055,000 in the first half of 1996 from $2,924,000 in the first half of 1995. This increase reflects several significant clinical development achievements. In May the Company completed patient enrollment in its pivotal Phase III clinical trial for THYMOGLOBULIN(R). The last patient will complete this trial in late August and trial results are currently expected to be presented in the autumn of 1996. SangStat also expects to submit the PLA regulatory submission for

THYMOGLOBULIN to the FDA by the end of 1996. The Company also initiated pivotal bioequivalence trials for CYCLOSPORINE and bioequivalence trials for AZATHIOPRINE. SangStat also initiated a second Phase II dose-finding safety and surrogate end-point trial for its proprietary peptide ALLOTRAP(R) 2702 and increased expenditures for the three and six month periods ended June 1996 for XENOJECT research as compared to respective periods in 1995.

Selling, general and administrative expenses increased to $1,338,000 in the second quarter of 1996 from $1,011,000 from the same quarter of the previous year and also increased to $2,341,000 in the first six months of 1996 from $1,781,000 in the first six months in 1995. These increases primarily reflect planned increases in expenses for distribution of THYMOGLOBULIN(R) and other increases in expenses for sales and marketing activities for the Company's monitoring products, investor relations, business development activities and patents.

Interest income increased in the second quarter of 1996 to $735,000 from $251,000 in the second quarter of the previous year and increased to $938,000 from $462,000 for the first six months of 1996 and 1995, respectively. This reflects interest earned from investment of the cash proceeds from the Company's public offering in March 1996. Interest and other expense for capital lease obligations and long term notes remained essentially unchanged at $36,000 in the second quarter of 1996 compared with $38,000 in the same quarter of the previous year and $67,000 in the first half of 1996 compared with $68,000 in the first half of 1995.

The Company's net loss was $2,678,000 or $0.20 per share in the second quarter of 1996, compared with a net loss of $2,079,000 or $0.22 per share in the second quarter of 1995. The net loss was $5,721,000 for the first half of 1996 compared to a net loss of $3,228,000 for the first half of 1995. These changes are primarily the combined result of completion of milestone revenue payments in 1995 from the collaborative agreement with Baxter in combination with higher operating expenses in the three and six month periods ended June 30, 1996 compared with the same periods in 1995.

FINANCIAL CONDITION

Total assets as of June 30, 1996 were $50,958,000, an increase of $39,399,000 from December 31, 1995. This increase is primarily due to an increase of cash and investments of $38,782,000, an increase of accounts receivable and other receivables of $179,000 and an increase in inventory of $170,000 for monitoring products and THYMOGLOBULIN.

Total liabilities were $3,214,000 as of June 30, 1996, compared to $3,278,000 as of December 31, 1995. This decline of $64,000 was a result of declines in current liabilities of $123,000 and notes payable of $125,000, offset in part by an increase of capital lease obligations of $184,000. Stockholders' equity increased by $39,463,000 from year end 1995. This increase consisted primarily of $45,061,000 in net proceeds from the Company's public offering in March 1996, offset partially by the net loss of $5,721,000 for the first six months of 1996.

LIQUIDITY

The Company has cash, cash equivalents and investments of $48,003,000 as of June 30, 1996. The Company expects to incur significant costs related to continued research and development programs, preclinical and clinical testing and regulatory approval activities in the years ahead. In addition, in the event the Company receives regulatory approval for any of its therapeutic products, the Company may then need to raise additional funds through additional financings, including private or public equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1997. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its research and development programs; progress in clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in obtaining and enforcing patents; the ability of the Company to establish development and commercialization relationships; and the costs of manufacturing scale-up.

This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of factors that might result in different outcomes, see the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 7, 1996, in particular "Risk Factors" set forth therein, and the Company's Form 10-K and Annual Report for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Shareholders on or about May 13, 1996 to each shareholder of record as of April 26, 1996, for its Annual Meeting of Shareholders held June 18, 1996. At the Company's Annual Meeting, the shareholders were asked to consider three proposals.

The first proposal involved the election of directors. The existing Board of Directors selected six nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

        Name                      Votes For                    Against
        ----                      ---------                    -------
Philippe Pouletty                10,628,302                       0
Gordon Russell                   10,628,302                       0
Fredric Feldman                  10,628,302                       0
Richard Murdock                  10,628,302                       0
Vincent Worms                    10,628,302                       0
Andrew Perlman                   10,628,302                       0

The second proposal concerned an amendment to the Company's 1993 Stock Option Plan which increased the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares. The number of votes cast for, against, abstentions and broker non-votes were 8,283,273; 1,673,466; 3,163 and 668,400 respectively.

The third and final proposal concerned the ratification of the Company's independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 1996. The number of votes cast for, against, and the number of abstentions were 10,624,889; 2,300 and 1,113, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             10.24  Amended and Restated Collaborative Agreement.


        (b) There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SANGSTAT MEDICAL CORPORATION
                                                     (REGISTRANT)




DATE:    August 13, 1996         BY:
                                     -------------------------------------------
                                                 DAVID L. WINTER, M.D.
                                        PRESIDENT AND CHIEF OPERATING OFFICER


DATE:    August 13, 1996         BY:
                                     -------------------------------------------
                                                 HENRY N. EDMUNDS, PH.D.
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX


10.24  Amended and Restated Collaborative Agreement

27     Financial Data Schedule