Form 10-Q
period 1996-09-30
SANGSTAT MEDICAL CORP
filed 1996-11-14
CIK 913610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September  30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number:   0-22890


                          SANGSTAT MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                         94-3076-069
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

                                             [X] Yes    [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

              CLASS                                       NUMBER OF SHARES
              -----                                       ----------------

           Common Stock                                      13,106,125

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX




                          PART I. FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS                                        PAGE

              CONDENSED CONSOLIDATED BALANCE SHEETS..........................3
              September 30, 1996 and December 31, 1995

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................4
              Three and Nine Months Ended September 30, 1996 and 1995

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................5
              Nine Months Ended September 30, 1996 and 1995

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................7-9




                           PART II. OTHER INFORMATION



OTHER INFORMATION..........................................................10




SIGNATURES.................................................................11

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                            September 30, 1996   December 31, 1995
                                            ------------------   -----------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                  $ 19,343,204        $  4,609,186
     Short-term Investments                       25,327,732           4,612,565
     Accounts Receivable                             432,689             406,153
     Other Receivables                               375,777             170,118
     Inventories                                     779,244             766,124
     Prepaid Expenses                                199,927              73,531
                                                ------------        ------------

           Total Current Assets                   46,458,573          10,637,677

PROPERTY AND EQUIPMENT -- NET                        997,872             528,962

OTHER ASSETS                                         384,373             393,238
                                                ------------        ------------

TOTAL                                           $ 47,840,818        $ 11,559,877
                                                ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                           $    899,591        $  1,041,389
     Accrued Liabilities                             675,349             652,742
     Capital Lease Obligations -- Current            133,834             238,651
     Notes Payable -- Current                        193,168             254,249
                                                ------------        ------------
           Total Current Liabilities               1,901,942           2,187,031
                                                ------------        ------------

CAPITAL LEASE OBLIGATIONS                            498,015             286,558
                                                ------------        ------------

NOTES PAYABLE                                        939,754             804,811
                                                ------------        ------------

Common Stock                                      81,564,711          36,275,765
Accumulated Deficit                              (37,238,606)        (28,051,991)
Accumulated Translation Adjustment                    18,585              46,811
Unrealized Gain on Short-Term Investment             156,417              10,892
                                                ------------        ------------

           Total Stockholders' Equity             44,501,107           8,281,477
                                                ------------        ------------

TOTAL                                           $ 47,840,818        $ 11,559,877
                                                ============        ============

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                          ---------------------------   ---------------------------
                                             1996           1995           1996           1995
                                          ------------   ------------   ------------   ------------
Revenues:
     Net Product Sales                    $    639,675   $    581,725   $  1,732,263   $  1,855,931
     Collaborative Agreement                         0              0              0      1,125,000
                                          ------------   ------------   ------------   ------------

           Total Revenues                      639,675        581,725      1,732,263      2,980,931
                                          ------------   ------------   ------------   ------------


Operating Expenses
     Cost of Sales and Manufacturing           729,777        617,268      2,018,416      1,932,417
     Research and Development                2,132,472      1,657,968      6,187,703      4,582,333
     Selling, General & Administrative       1,827,942        907,270      4,168,592      2,688,685
                                          ------------   ------------   ------------   ------------

           Total Operating Expenses          4,690,191      3,182,506     12,374,711      9,203,435
                                          ------------   ------------   ------------   ------------

Loss from Operations                        (4,050,516)    (2,600,781)   (10,642,448)    (6,222,504)

Other Income (Expense)
     Interest Income                           614,536        183,596      1,552,462        645,530
     Interest & Other Expense                  (29,935)       (33,347)       (96,629)      (101,569)
                                          ------------   ------------   ------------   ------------

           Other Income, Net                   584,601        150,249      1,455,833        543,961
                                          ------------   ------------   ------------   ------------

Net Loss                                  $ (3,465,915)  $ (2,450,532)  $ (9,186,615)  $ (5,678,543)
                                          ============   ============   ============   ============



Net Loss per Common Share                 $      (0.26)  $      (0.26)  $      (0.76)  $      (0.61)
                                          ============   ============   ============   ============

Common Shares used in Computing
     per Share Amounts                      13,098,852      9,586,657     12,166,640      9,306,312
                                          ============   ============   ============   ============

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended September 30,
                                                              --------------------------------
                                                                  1996                1995
                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (9,186,615)       $ (5,678,543)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                286,323             259,718
      Changes in assets and liabilities
         Accounts receivable                                       (27,141)           (151,480)
         Other receivables                                        (208,010)           (134,463)
         Inventories                                               (13,631)           (348,350)
         Prepaid expenses                                         (127,902)            (38,692)
         Accounts payable                                         (131,123)            131,727
         Accrued liabilites                                         31,856            (240,587)
                                                              ------------        ------------
              Net cash used in operating activities             (9,376,243)         (6,200,670)
                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common stock and warrants                            45,288,946           5,548,400
   Note payable borrowings                                         133,904             252,033
   Note payable repayments                                        (307,722)           (281,444)
   Repayment of capital lease obligations                         (238,685)           (185,157)
                                                              ------------        ------------
              Net cash provided by financing activities         44,876,443           5,333,832
                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (144,356)             (2,569)
   Maturities of short-term investments                         10,294,309          14,982,433
   Purchase of short-term investments                          (30,861,139)        (19,645,283)
   Deposits and other assets                                       (14,114)            196,413
                                                              ------------        ------------
              Net cash used in investing activities            (20,725,300)         (4,469,006)
                                                              ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (40,882)            (46,328)
                                                              ------------        ------------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                                 14,734,018          (5,382,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,609,186           9,828,928
                                                              ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 19,343,204        $  4,446,756
                                                              ============        ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                     $    345,325        $    239,645
   Property acquired under notes payable                      $    268,322        $          0
                                                              ============        ============


   Unrealized gain on short-term investments                  $    145,525        $     64,190
                                                              ============        ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION - -
   Cash paid during the period for interest                   $    115,686        $    113,118
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

        While the quarterly financial information in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. These results for interim periods are not necessarily indicative of the results expected for the entire year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.



Per Share Information

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants granted by the Company have been excluded in the calculation of common shares outstanding since they would serve to reduce the net loss per share.



Inventories

        Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:


                     September 30,   December 31,
                         1996           1995
                     -------------   ------------
Raw materials          $472,798       $432,549
Work-in-progress        210,816        213,863
Finished goods           95,630        119,712
                       --------       --------
Total                  $779,244       $766,124
                       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net product sales increased by 10% to $640,000 for the quarter ended September 30, 1996 from $582,000 in the corresponding quarter in 1995. This primarily reflects continuing demand for THYMOGLOBULIN(R) under Canada's Emergency Drug Release (EDR) Program and increased sales of PRA-STAT(R) and CROSS-STAT(R). Effective July 1, 1996, SangStat reacquired exclusive commercial rights for these two monitoring products from Baxter Healthcare Corporation and since this date, SangStat has been marketing these monitoring products through its own sales staff in the U.S. and Europe. Net product sales for the first nine months of 1996 were $1,732,000 compared to $1,856,000 in the first nine months of 1995. This primarily reflects a decrease in revenues for certain contract manufacturing, OEM and other products for research use. As expected, no collaborative agreement milestone payments were received from Baxter in 1996, reflecting completion of the final milestones for PRA-STAT and CROSS-STAT in 1995. The final payments of $1,125,000 in the first six months of 1995 represented the completion of $10.0 million received by SangStat for milestones, license fees and equity in 1993 through 1995 under its collaborative agreement with Baxter.


Cost of sales and manufacturing expenses increased to $730,000 and $2,018,000 for the quarter and nine months ended September 30, 1996 from $617,000 and $1,932,000 in the corresponding periods of 1995, respectively. These increases primarily reflect increases in monitoring product manufacturing costs, partially offset by lower cost of goods sold in Canada. The Company's monitoring products business does not currently generate a profit, because certain sales are made on a cost recovery basis and the Company has not yet achieved a scale of production which allows it to cover fixed manufacturing costs. Sales of these monitoring products however, partially offset fixed costs and serve as a prototype for the manufacture of further products as well as to further the Company's reputation and presence in the industry. Notwithstanding these losses, the Company's strategy is to obtain regulatory approval for certain of these and other monitoring products and to produce and sell these products on a commercially profitable basis. The Company accordingly obtained FDA 510(k) market clearance for its PRA-STAT(R) product in September 1994, and obtained 510(k) approval for CROSS-STAT(R) in May 1995.


        Research, development and regulatory expenses increased to $2,132,000 in the third quarter of 1996 from $1,658,000 in the same quarter in 1995 and also increased to $6,188,000 in the first nine months of 1996 from $4,582,000 in the first nine months of 1995. These increases reflect expenses incurred to attain several significant clinical development achievements. In August, the Company completed its pivotal Phase III clinical trial for THYMOGLOBULIN(R) and the results of this trial were announced in early October. A preliminary intent-to-treat analysis of the data (primary endpoint) indicated that the observed overall success rate in the reversal of acute kidney rejection by THYMOGLOBULIN(R) was significantly higher than for ATGAM(R) (87.8% vs 76.3%). Based on the results of this trial (not yet reviewed by the FDA), SangStat expects to file the Product License Application (PLA) for THYMOGLOBULIN in the U.S. by year end.

In September the Company announced the positive results of its pivotal bioequivalance trials showing that SangStat's proprietary CYCLOSPORINE formulation is bioequivalent to branded cyclosporine, as defined by FDA policy for generic drugs. Based on these results, SangStat intends to file for marketing clearance with the FDA by year end, earlier than previously forecasted. Cyclosporine is the leading immunosuppressive drug used in human organ transplantation to prevent graft rejection. SangStat is continuing a second Phase II dose-finding safety and surrogate end-point trial for its proprietary peptide ALLOTRAP(R) 2702 and has also begun bioequivalence trials for its generic AZATHIOPRINE product. Also in September, SangStat launched The Transplant Pharmacy(TM), a comprehensive pharmacotherapy management program intended to address the chronic care needs of the transplant recipient. This new program will promote medication compliance, measure clinical and economic outcomes, provide feedback directly to clinicians, and dispense all needed medications by mail from SangStat's central pharmacy to transplant recipients enrolled in the program. The program is being piloted at a select number of transplant centers.


Selling, general and administrative expenses increased to $1,828,000 in the third quarter of 1996 from $907,000 for the same quarter of the previous year and also increased to $4,169,000 in the first nine months of 1996 from $2,689,000 in the first nine months of 1995. This primarily reflects expenses for the addition of a sales staff in both the U.S. and Europe for the Company's monitoring products, establishment of a pharmacy, increased activities in investor relations and expanded general administrative activities.


Interest income increased in the third quarter of 1996 to $615,000 from $184,000 in the same quarter of the previous year, and increased to $1,552,000 from $646,000 for the first nine months of 1996 and 1995, respectively. This reflects interest earned from investment of the cash proceeds from the Company's public offering in March 1996. Interest and other expense for capital lease obligations and long term notes remained essentially unchanged at $30,000 in the third quarter of 1996 compared with $33,000 in the same quarter of the previous year and $97,000 in the first nine months of 1996 compared with $102,000 in the first nine months of 1995.


The Company's net loss was $3,466,000 or $0.26 per share in the third quarter of 1996, compared with a net loss of $2,451,000 or $0.26 per share in the third quarter of 1995. The net loss of $9,187,000 or $0.76 per share for the first nine months of 1996 compared with a net loss of $5,679,000 or $0.61 per share for the first nine months of 1995. These changes are primarily the result of higher operating expenses in the third quarter and the first nine months of 1996 as compared with the same periods in 1995.

FINANCIAL CONDITION

Total assets as of September 30, 1996 were $47,841,000, an increase of $36,281,000 from December 31, 1995. This increase is primarily due to an increase in cash, cash equivalents and short-term investments of $35,449,000, an increase in accounts receivable and other receivables of $232,000 and an increase in prepaid expenses of $126,000.


Total liabilities increased slightly by $61,000, a result of increases in capital lease obligations and notes payable of $181,000 and accrued liabilities of $23,000 respectively, partially offset by a decline of accounts payable of $142,000. Stockholders' equity increased by $36,220,000 from year end 1995. This increase consisted primarily of $45,061,000 in net proceeds from the Company's public offering in March 1996, offset partially by the net loss of $9,187,000 for the first nine months of 1996.


LIQUIDITY

The Company has cash, cash equivalents and short-term investments of $44,671,000 as of September 30, 1996. The Company expects to incur significant costs related to continued research and development programs, preclinical and clinical testing and regulatory approval activities in the years ahead. In addition, in the event the Company receives regulatory approval for any of its therapeutic products, the Company may then need to raise additional funds through additional financings, including private or public equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1997. The Company's future capital requirements will depend on many factors, including but not limited to: continued scientific progress in its research and development programs; progress in clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in obtaining and enforcing patents; the ability of the Company to establish development and commercialization relationships; and the costs of manufacturing scale-up.


This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of factors that might result in different outcomes, see the Company's Registration Statement on Form S-3 filed on February 9, 1996, in particular "Risk Factors" set forth therein, and the Company's annual report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



There is no disclosure required pursuant to the Items in Part II.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                            SANGSTAT MEDICAL CORPORATION
                                                    (REGISTRANT)




DATE:      November 12, 1996     BY:__________________________________________
                                              DAVID L. WINTER, M.D.
                                       PRESIDENT AND CHIEF OPERATING OFFICER



DATE:      November 12, 1996     BY:____________________________________________
                                               HENRY N. EDMUNDS, PH.D.
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX


        Exhibit 27 - Financial Data Schedule.