Form 10-Q/A
period 1996-06-30
SANGSTAT MEDICAL CORP
filed 1996-11-29
CIK 913610

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                         Commission file number 0-22890

                          SANGSTAT MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             94-3076-069
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      1505 ADAMS DRIVE, MENLO PARK CA 94025
              (Address of principal executive offices and zip code)

                                 (415) 328-0300
              (Registrant's telephone number, including area code)

                                      None
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of:

   Class                                           Outstanding at June 30, 1996
------------                                       ----------------------------
Common Stock                                                13,078,983

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.24*       Amended and Restated Collaborative Agreement

         (b) There were no reports on Form 8-K filed during the period covered by this report.







*Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED IN ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  SANGSTAT MEDICAL CORPORATION
                                  (REGISTRANT)


DATED:  November 27, 1996         By: /s/ DAVID L. WINTER, M.D.
                                      ------------------------------------------
                                      President and Chief Operating Officer



DATED:  November 27, 1996         By: /s/ HENRY N. EDMUNDS, PH.D.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

10.24*     Amended and Restated Collaborative Agreement







---------------------

* Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.