Form 10-K
period 1996-12-31
SANGSTAT MEDICAL CORP
filed 1997-03-12
CIK 913610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22890

                          SANGSTAT MEDICAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                    94-3076-069
           (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                1505 ADAMS DRIVE
                          MENLO PARK, CALIFORNIA 94025
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, ZIP CODE)

       Registrant's telephone number, including area code: (415) 328-0300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.001 par value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 10, 1997 was approximately $340,153,573 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 10, 1997 approximately 13,139,870 shares of the Registrant's Common Stock, $.001 par value, were outstanding.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     SangStat, The Transplant Company, is a specialty pharmaceutical company applying a disease management approach to improve the outcome of organ transplantation. The Company's products and product candidates are designed to prevent and treat graft rejection and monitor transplant patients throughout their lifetimes. SangStat's lead drug candidates are THYMOGLOBULIN for the treatment of acute graft rejection episodes, and CYCLOSPORINE, for chronic daily immunosuppression to prevent graft rejection. In January 1997, the Company filed a Product License Application ("PLA") with the FDA for marketing approval of THYMOGLOBULIN. This application was accepted for review by the FDA in February 1997. In November 1996, the Company filed an Abbreviated Antibiotic Drug Application ("AADA"), which the FDA accepted for review in January 1997, for marketing approval of its proprietary CYCLOSPORINE formulation. Cyclosporine, which to date has only been marketed by Novartis AG ("Novartis"), is the leading immunosuppressive drug used by transplant patients, with reported worldwide sales of $1.2 billion in 1995. SangStat is also conducting clinical trials for a generic AZATHIOPRINE product candidate for use as an adjunct therapy in chronic immunosuppression. ALLOTRAP 2702, a proprietary HLA peptide designed to promote graft acceptance, is in Phase II clinical trials in Europe. To further the Company's goal of providing comprehensive disease management, the Company has established THE TRANSPLANT PHARMACY, a pilot program designed to provide mail order distribution of drugs and transplant patient management services.

     SangStat's strategy is to provide a comprehensive disease management approach to the organ transplantation market by developing a family of products that address the needs of patients at each stage of transplant care from pre-transplant monitoring to the lifetime post-transplant phase. The Company plans to capitalize on this broad product pipeline by developing relationships with key providers and managed care organizations to better integrate the management of the transplant patients' care and improve outcomes and lower costs.

ORGAN TRANSPLANTATION

     Organ transplantation can save or improve the lives of patients with organ failures for whom there are few alternative treatments. Transplantation involves surgically replacing the failed organ of a transplant recipient with a viable organ from a donor. Because the success of a transplant depends on the degree of compatibility between the organ donor and the recipient, a typical transplant candidate must wait on a national computerized waiting list until a compatible organ can be found. Currently, there are approximately 80,000 transplant candidates registered on waiting lists in approximately 500 transplant centers throughout North America and Europe. At any given time, approximately 70% of these patients are waiting for kidney transplants. The other patients are waiting for liver, heart, heart-lung, bowel or pancreas transplants. Each year approximately 50,000 new patients receive donated organs. In order to prevent rejection of implanted organs, recipients must begin a life-long regimen of immunosuppressive therapy immediately upon receiving a donated organ. There are more than 200,000 patients in North America and Europe that need daily immunosuppressive therapy to prevent graft rejection and graft loss.

     In addition to being a life-saving and life-enhancing procedure, transplantation can be cost-effective as well. For example, the cost over a 10-year period of a kidney transplant is generally less than the cost of dialysis. However, transplantation is still very costly, due in substantial part to the costs of lifetime immunosuppressive therapy and associated side effects as well as the costs of treating rejection and infection episodes. Therefore, products that limit the need for immunosuppression and reduce the frequency and severity of rejection and infection episodes could significantly improve the cost-effectiveness of transplantation.

  The Transplant Immune Response

     The function of the immune system is to protect the body from damage caused by invading microorganisms or other foreign matter, including donor organs. This defensive function is performed by the humoral (B-cell) and cell-mediated (T-cell) arms of the immune system. When challenged, the humoral and cell-mediated systems interact and generate a coordinated immune response to recognize, target and eliminate the pathogen or, in the case of transplantation, the donor organ, thereby resulting in graft rejection. Specifically, the donor organ antigens (HLA molecules) are recognized by the immune system of the graft recipient as being "non-self."

     The immune response to a transplant depends on the level of compatibility between donor and recipient HLA molecules. The HLA system consists of a complex array of molecules playing a key role in the normal immune response as well as in graft acceptance or rejection. HLAs were originally discovered by Dr. Jean Dausset, a scientific advisor to SangStat, and Nobel Prize laureate for this pioneering discovery.

     Molecular differences between an organ donor's and a recipient's HLAs lead to the recognition of the donor's HLAs as non-self by the recipient's immune system. Graft rejection results when the recipient's immune system T-cell progenitors recognize the donor's HLAs as non-self, activate against the graft and proliferate into numerous cytotoxic T-cells. When these cytotoxic T-cells invade and attack the graft, rejection and loss of the organ often occur. In addition to T-cells, anti-HLA antibodies can play an active role in the anti-graft immune response. The presence of anti-HLA antibodies in the recipient's blood may indicate a high risk of accelerated rejection. Maximizing HLA compatibility by selecting, for a given recipient, the donor whose HLAs are as similar as possible to the recipient's HLAs and not recognized by antibodies preexisting in the recipient's blood, is key to reducing the risk of rejection.

     However, because it is extremely difficult to get a perfect HLA match except in identical twins, rejection episodes occur frequently. Current therapies used to reduce the occurrence of rejection episodes involve the chronic use of immunosuppressants, which impair the entire immune system of the recipient. Even with the use of immunosuppressants, graft rejection remains frequent, and their chronic use can lead to serious side effects, including life-threatening infections, kidney or liver toxicity and cancers.

  The Transplant Process

     A typical transplant patient progresses through three clinical phases: the pre-transplant phase; the acute phase (surgery and first year post-transplant); and the lifetime post-transplant phase.

     The Pre-Transplant Phase. A transplant candidate is registered on a national computerized waiting list, which ranks candidates according to the urgency of the need for a transplant and maintains the data necessary to determine if a compatible organ becomes available. A kidney transplant candidate usually waits months or even years for a compatible organ and continues to undergo dialysis several times per week to substitute for the failed kidneys. Typically, a blood sample is collected as frequently as monthly and evaluated to estimate the candidate's level of immune sensitization against a panel of HLA molecules representative of the population of prospective organ donors. This procedure, called Panel Reactive Antibody (PRA) testing utilizes microlymphocytotoxicity, a complex and subjective laboratory method developed in the 1960s. Traditional HLA compatibility testing lacks accuracy and standardization and therefore often results in poor matching of donors and recipients.

     The Acute Phase (Surgery and First Year Post-Transplant). Most organs are retrieved from trauma victims who are declared brain-dead but maintain cardiac function until their organs are removed. The harvested organs are stored in a preservation solution to prevent deterioration and then tissue typed to determine the level of HLA antigens. Each organ is cross matched with approximately 100 potential recipients on the transplant waiting lists. Once the best candidate for each organ has been chosen, the organ is shipped in an organ preservation solution to the recipient's transplant center. The length of storage time allowed before transplant varies among organ types and can severely limit the distance an organ can be shipped. The quality of organ preservation is therefore an important factor contributing to the viability of the transplant.

     Transplant surgery has become a relatively safe and standardized procedure. After the transplant, the challenge for physicians is to prevent graft rejection by suppressing the activity of T-cells. Consequently, the success of the transplant is highly dependent on the immunosuppressive regimen which is initiated the day of transplantation and continued daily for the rest of the patient's life. In addition, organ recipients must be regularly monitored to measure the body's immune response and blood drug levels and to identify acute rejection episodes.

     Despite the use of immunosuppressants, during the first year following transplantation many transplant patients (estimates range from 15% in certain populations to more than 60% in others, depending on risk factors and therapy) undergo one or more graft rejection episodes. During a rejection episode, the body mounts an immune attack on the graft, resulting in impaired function of the transplanted organ. Because rejection, infection and drug toxicity produce similar symptoms, diagnosis of rejection may be difficult until it reaches an advanced stage and is confirmed by an invasive graft biopsy. The only way to stop the rejection process is by administering additional immunosuppressive therapy, such as high doses of steroids, and/or anti-T-cell monoclonal and/or polyclonal antibodies. In many cases, rejection can be arrested and organ damage reversed. However, at the end of the first year, about 20% of kidney transplant patients (and a higher percentage for other organs) have lost their grafts. Surgery is typically required to remove the rejected kidney and the patient must return to chronic dialysis and possibly receive a second transplant, which has a lower probability of success than the first. Failure to reverse rejection of other organs often results in the death of the patient.

     The Lifetime Post-Transplant Phase. The use of immunosuppressants, initiated during the acute phase, is continued daily throughout the patient's lifetime to minimize or prevent the loss of the graft by acute or chronic rejection. Conventional therapy typically combines several drugs, most commonly cyclosporine, azathioprine and steroids, or alternative combinations for certain patients using tacrolimus and/or mycophenolate mofetil. These drugs act nonspecifically and broadly impair the recipient's immune system in order to reduce the immune response against the graft. Cyclosporine is the leading immunosuppressive drug used in the post-transplant phase. In 1995, worldwide sales of Novartis' cyclosporines, Sandimmune and Neoral, were reported at $1.2 billion. Even with the use of immunosuppressants, patients have an approximate 5% to 20% risk of losing grafts per year during the first three years following transplantation, and less than 50% of patients have functioning grafts after approximately ten years.

PRODUCTS, PRODUCT CANDIDATES AND SERVICES

     SangStat's portfolio of complementary drugs, monitoring products, product candidates and services are designed to prevent and treat graft rejection and monitor patients throughout the patient's lifetime. The following table summarizes SangStat's products, product candidates and services.
--------------------------------------------------------------------------------

                                        POTENTIAL CLINICAL
TRANSPLANT PHASE    PRODUCT/SERVICE            USE                    STATUS(1)
-----------------  -----------------    ------------------    -------------------------
Pre-Transplant     PRA-STAT             Detects anti-HLA      Marketed
Monitoring                              antibodies in
                                        candidates
                   CROSS-STAT           Detects candidate     Marketed
                                        antibodies against
                                        a specific donor

Transplant         THYMOGLOBULIN(2)     Treats acute          PLA under review in U.S.;
Acute Care                              kidney rejection      NDS filed in Canada
                                        episodes
                   ALLOTRAP 2702        Promotes graft        Phase II trials (Europe)
                                        acceptance
                   CELSIOR(3)           Preserves organs      Clinical trials
                                        prior to
                                        transplantation

Lifetime Post-     CYCLOSPORINE         Chronic               AADA under review in U.S.
Transplant Care                         immunosuppression
                   AZATHIOPRINE         Chronic               Bioequivalence trials
                                        immunosuppression
                   MONITORING           Patient management    Clinical trials
                   PRODUCTS

                   THE TRANSPLANT       Mail order and        Piloting at selected
                   PHARMACY             patient management    centers
                                        program

   ------------------------------------
   (1) "Phase I, II or III" indicates that the product candidate is in a certain stage of clinical trials. "Bioequivalence Trials" are clinical studies in healthy volunteers which assess pharmacokinetic parameters of the drug candidate against the reference drug to support an application for the approval of a generic drug without the need for safety and efficacy trials. "AADA under review" means that an Abbreviated Antibiotic Drug Application has been accepted for filing by the FDA and is now under review for approval in the U.S. on the basis that the product may be bioequivalent to an existing reference listed drug and may conform with AADA regulations. "NDS Filed" means that a New Drug Submission has been filed with the Health Protection Board. "PLA under review" means that a Product License Application for approval of a biological product has been accepted for filing by the FDA and is now under review for approval in the U.S. "Marketed" means that commercial sales of the product have commenced. See "--Government Regulation."

   (2) THYMOGLOBULIN is licensed exclusively from PMC for the United States and Canada and commercialized by PMC in many European countries. See "--Strategic Relationships."

   (3) CELSIOR was licensed from PMC and the Company has the exclusive rights to market the product in the United States and Canada. See
       "--Strategic Relationships."
--------------------------------------------------------------------------------

     Since its inception in 1988, SangStat has focused on the development of products to improve the outcome of organ transplantation. The Company's revenue is primarily derived from the distribution of the Company's therapeutic transplantation product candidate, THYMOGLOBULIN in Canada and from sales of its pre-transplant monitoring products PRA-STAT and CROSS-STAT in the United States, Canada and Europe. Sales of organ transplantation products comprised 46%, 78% and 88% of the Company's net product sales in 1994, 1995 and 1996, respectively.

  THYMOGLOBULIN

     Thymoglobulin is a pasteurized, rabbit anti-human thymocyte immunoglobulin (polyclonal antibody preparation) which induces immunosuppression as a result of T-cell depletion. The Company filed a PLA with the FDA for market approval in January 1997 which was accepted for review by the FDA in February 1997. SangStat has an exclusive license from PMC to market THYMOGLOBULIN in the United States and Canada. Thymoglobulin is commercially available in many European countries where it is a market leader in its category. Approved for use in 39 countries, thymoglobulin has been commercialized and used to treat more than 30,000 patients principally in Europe by PMC since 1985.

     SangStat completed a pivotal Phase III human clinical trial in the United States in August 1996. The trial was designed to demonstrate safety and efficacy equivalent to current anti-T-cell therapy for the treatment of acute kidney rejection episodes. The trial was a double-blinded, randomized, multi-center Phase III clinical trial of THYMOGLOBULIN versus ATGAM (marketed by Pharmacia & Upjohn Inc.) in the treatment of acute rejection episodes following renal transplantation in adults. The 163 adult patients enrolled in the trial were kidney transplant recipients with biopsy-proven acute graft rejection. Patients randomized into the treatment groups were to receive either 1.5 mg/kg per day of THYMOGLOBULIN or 15 mg/kg per day of ATGAM for 7 to 14 days and were followed for three months following enrollment. Patients were stratified into groups according to the degree of rejection severity (steroid resistant mild, moderate or severe rejection). The severity of rejection was based on the kidney biopsy using the standardized international Banff criteria. Of the 162 evaluable patients in the trial, 82 received THYMOGLOBULIN and 80 received ATGAM. The trial was conducted at 28 leading transplant centers around the United States.

     An intent-to-treat analysis of the data (primary endpoint, i.e. the major variable in the trial) indicated that the observed overall success rate in the reversal of acute rejection for THYMOGLOBULIN was 87.8% compared to an observed overall rate of 76.3% for ATGAM. These results, which have not yet been reviewed by the FDA, were statistically significant and demonstrated that THYMOGLOBULIN was not just equivalent to ATGAM, but reversed rejection in a higher number of cases (p = 0.027). However, because the study was designed to show equivalence, there can be no assurance that the FDA will allow a claim of superiority. Success, according to the primary endpoint, was the post-therapy return of serum creatinine level (a measure of kidney function) to, or below, baseline level. A preliminary intent-to-treat analysis of the secondary endpoints (i.e. secondary variables in the trial) showed that the two therapies were equivalent for these secondary endpoints. Secondary endpoints were (i) graft survival at Day 30, (ii) Day 30 creatinine to baseline creatinine ratio and (iii) histological improvement between enrollment and post-therapy biopsies. Patients on both therapies experienced similar side effects and there was no difference in the safety profile between the two therapies.

     SangStat believes that, because of the preclinical and clinical data available on THYMOGLOBULIN from PMC, only the single completed Phase III trial will be required in the United States to support FDA approval. However, there can be no assurance that the results of a single Phase III clinical trial, in combination with existing European safety and efficacy data, will be sufficient to support an ELA, PLA, or any future ELA supplements needed for commercial marketing. The Company filed an ELA and a PLA with the FDA in August 1996 and January 1997, respectively. Both applications have been accepted for filing and are now under review by the FDA. The Company intends to file an additional ELA supplement for a new PMC facility necessary to meet North American market demand. SangStat has filed an NDS and is generating fluctuating revenues through the distribution of THYMOGLOBULIN in Canada under the EDR program, which permits the distribution of certain products before final regulatory approval. In the United States, SangStat has provided THYMOGLOBULIN for compassionate use for over 50 patients. Data in support of the PLA submission were derived from extensive European clinical trials and post-marketing surveys, as well as experience in Canada under the EDR program. SangStat is developing THYMOSTAT, a monitoring assay for THYMOGLOBULIN to assist in optimal definition of the therapeutic regimen (i.e. monitoring blood levels of a product to determine which blood levels lead to the best results for patients using the product).

  CYCLOSPORINE

     In North America and Europe there are more than 200,000 transplant recipients requiring expensive daily immunosuppressive therapy for the rest of their lives. The majority of these patients use cyclosporine. The Company estimates that the current cyclosporine cost per patient is $7,000 to $8,000 per year. Cyclosporine is a small, cyclic peptide that works by inhibiting T-cell activation and preventing T-cells from attacking a transplanted organ. The development of cyclosporine for the prevention of graft rejection was a medical breakthrough in the early 1980's and resulted in the rapid growth of organ transplantation. Sandimmune, the original formulation of cyclosporine was introduced by Novartis, formerly Sandoz, in the United States in 1983. Neoral, an improved formulation of cyclosporine with increased bioavailability, was launched first in Europe in 1994 and then in the United States in September 1995. Currently, the majority of all new transplant recipients are started on Neoral, and, as of the end of 1996, the Company estimates, based on information released by Novartis, that more than 70% of European and 50% of the United States transplant recipients have been initiated on, or converted to, Neoral. In November 1996, SangStat filed an AADA with the FDA, which the FDA accepted for review in January 1997, for marketing approval of its proprietary formulation of CYCLOSPORINE. The Company believes its formulation of CYCLOSPORINE is bioequivalent to Novartis' newest formulation, Neoral. Worldwide sales of Novartis' cyclosporine in 1995 are reported at $1.2 billion.

     Two different formulations of the same drug are considered bioequivalent if the drug's absorption rate, blood concentration and persistence in the bloodstream are demonstrated to be equivalent in healthy volunteers in controlled, crossover trials according to defined regulatory policy. Two key pharmacokinetic parameters, area under the blood concentration vs. time curve
(AUC) and the maximum drug concentration (Cmax) are measured in human bioequivalence trials. These parameters are calculated from drug levels measured in the blood over a defined time period following dosing. AUC to a defined time point (AUC (0-t)) and AUC to infinity (AUC (0-()) are calculated separately. Among other factors, if the 90% confidence intervals (for the ratio of the log transformed parameters of SangStat's CYCLOSPORINE and Neoral) are contained within the range of 80% to 125%, the formulations are considered bioequivalent under current FDA policy.

     SangStat's pivotal trial was a single-dose, randomized, cross over bioequivalence trial in 36 healthy human volunteers comparing, under fasting conditions, SangStat's CYCLOSPORINE with Neoral. Subjects had blood samples taken at defined time points over a 36-hour period and the cyclosporine blood levels were analyzed using a standardized, validated cyclosporine assay.

     Statistical comparison of the key pharmacokinetic parameters for SangStat's CYCLOSPORINE and Neoral yielded the following results which the Company believes demonstrate bioequivalence; however, the FDA has not yet reviewed any of these data:

                  SANGSTAT/NEORAL          90% CONFIDENCE
PARAMETER     LEAST SQUARES MEAN RATIO      INTERVAL(1)       POWER(2)
----------    ------------------------     --------------     --------
Cmax                    99.6%                96.9 - 104%        99.99%
AUC(0-t)                99.8%                97.3 - 103%        99.99%
AUC(0-()                99.4%                97.0 - 103%        99.99%

---------------

(1) Based on log transformed parameters.

(2) Power = Power (%) to detect 20% differences between treatments (a=0.05). For the study to be statistically significant, the power should be at least 80%.

     SangStat has now completed five human trials with its proprietary CYCLOSPORINE formulation in a total of 119 healthy volunteers and patients. In addition to the pivotal trial, a supporting trial in 21 subjects designed to assess food effect on cyclosporine bioavailability also demonstrated statistically significant bioequivalence between SangStat's CYCLOSPORINE and Neoral under fed conditions. The

Company subsequently confirmed bioequivalence in two additional healthy volunteer trials in 38 subjects (African Americans and females) and its first patient trial in 24 kidney transplant recipients. In each of the pivotal and additional trials, the incidence, severity or frequency of side effects was similar between the two products. The Company continues to expand its global regulatory clinical trial program with trials ongoing and planned for different populations of organ transplant recipients, and expects to present the results of these trials at upcoming transplant and regulatory meetings.

     Under current FDA regulations and policy, a generic cyclosporine that is shown to be bioequivalent to Neoral may be approved without the need to duplicate safety and efficacy trials. If the FDA approves SangStat's CYCLOSPORINE based on bioequivalence to Neoral, SangStat intends to market its formulation as a branded therapeutic substitute for Neoral.

     The Company has entered into an agreement for commercial scale production of CYCLOSPORINE bulk material (i.e. the active ingredient of CYCLOSPORINE) from an established fermentation manufacturing source. The agreement has an initial term of ten years following the first regulatory approval of CYCLOSPORINE for commercial sale in North America and Europe, subject to earlier termination upon 120 days notice in the event of a substantial breach by either party of its material obligations under the agreement. The Company has also separately contracted for the manufacture of the finished commercial supply (i.e. product in completed dosage form) of its CYCLOSPORINE product candidate from an established third-party source who will prepare bulk CYCLOSPORINE, provided by the Company, for subsequent commercial sale and distribution worldwide by the Company. The Company retains the exclusive commercial rights worldwide. There can be no assurance that the Company's third-party manufacturers will perform satisfactorily and any such failure may delay clinical trial development or the submission of product for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Risk Factors--Limited Manufacturing Capability."

     Commercialization of the Company's CYCLOSPORINE drug candidate may be several years away and successful development and commercialization is subject to numerous risks, including failure to obtain regulatory approvals and potential intellectual property claims of third parties, including those of Novartis and its manufacturing contractors. In addition, if the Company is unable to demonstrate to the FDA that its formulation is bioequivalent to Neoral, a currently approved Novartis formulation, the Company would be required to undertake additional development work and seek regulatory approval through the potentially longer NDA process if it wished to continue to pursue this product candidate.

     Cyclosporine is particularly difficult to manufacture since it must be extracted from whole cells and carefully purified. There can be no assurance that SangStat's CYCLOSPORINE drug candidate can be manufactured in commercial quantities at an economical cost. There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize its CYCLOSPORINE product without infringing patent or other proprietary rights of Novartis or other third parties, due in part to the large number and scope of these patents and the difficulty of solubilizing cyclosporine into a formulated drug product. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to formulations are expected to continue to present significant barriers to entry to potential competitors.

     There can be no assurance that Novartis will not seek to protect its market share through litigation, or other actions, against SangStat, its affiliates and partners, or the FDA, or take actions which could adversely affect the regulatory approval process. To date, no litigation has been commenced by Novartis nor has Novartis threatened the Company with litigation. In November 1996, however, Novartis filed a citizens' petition with the FDA, seeking to prohibit the use of Neoral as a reference drug for demonstration of bioequivalence. Neoral was listed as a reference drug in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations. There can be no assurance that SangStat's formulation will not be found to infringe on Novartis' proprietary rights. If Novartis brings suit against SangStat in the United States or elsewhere, SangStat could be greatly delayed in obtaining regulatory approval of any CYCLOSPORINE product, or in bringing any CYCLOSPORINE product candidate to market, or could be enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling CYCLOSPORINE entirely, which would have a material adverse effect on the Company's future results of operations. A number of key employees were previously employed at Novartis and it is possible a claim could be asserted against SangStat based on such prior employment. While the Company believes that such a claim would be without merit in part because such employees have informed the Company that they did not have any non-competition agreements with Novartis and that they have not violated any confidentiality agreements with Novartis, such a claim could nonetheless result in litigation. Any litigation, whether or not resolved in favor of the Company, is likely to be expensive, lengthy and time consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. To date no litigation has been threatened, but there can be no assurance that Novartis will not commence litigation or otherwise attempt to delay the marketing of CYCLOSPORINE in the future. See "Risk Factors--Risks Associated with CYCLOSPORINE."

  AZATHIOPRINE

     Azathioprine is an immunosuppressant that inhibits the development of T-cells by interfering with the differentiation and proliferation of activated lymphocytes. It is used as an adjunct for the prevention of rejection in renal organ transplantation. The patent for azathioprine composition of matter has expired. Therapy is usually initiated shortly after transplantation and continued daily for the patient's lifetime. It is used in conjunction with cyclosporine and steroids in the standard "triple therapy" regimen used by the majority of U.S. transplant centers. It is currently marketed as Imuran by Glaxo Wellcome Ltd. and as generic azathioprine by Roxane Laboratories. United States sales of Imuran and Azathioprine in 1996 were estimated to be $80 million.

     SangStat has developed a generic AZATHIOPRINE for use in transplantation as an adjunct therapy in chronic immunosuppression and is currently conducting human bioequivalency trials. Pending successful completion of these trials, the Company intends to seek market approval by filing an Abbreviated New Drug Application ("ANDA") with the FDA and to market the product as a branded therapeutic substitute for Imuran.

  ALLOTRAP PEPTIDES

     ALLOTRAP 2702 is a small peptide derived from the Company's proprietary sHLA technology that is designed to promote graft acceptance. SangStat believes that the ALLOTRAP family of peptides may enable the body to accept a graft as self without otherwise limiting the normal operation of the immune system, thus possibly reducing the need for chronic immunosuppressive therapy. The Company believes that if an ALLOTRAP peptide is exposed to the recipient's T-cell progenitors simultaneously with the donor's HLAs, the T-cell progenitors are deactivated. As a result, the T-cells are not activated against the donor's HLA and do not reject the graft.

     The results of an initial Phase II study in Europe showed that ALLOTRAP 2702 was safe and well-tolerated in the study. A key finding, with respect to biological activity, was the statistically significant in vivo inhibition of cell-mediated cytotoxicity by ALLOTRAP 2702. Such inhibition had previously been identified as a key endpoint in preclinical studies. The trial was conducted at the Center of Transplantation at Nantes, the largest kidney/pancreas transplant center in France, and was a double-blinded, randomized, placebo-controlled safety and pharmacokinetic study of ALLOTRAP 2702 in 28 renal transplant recipients. The results showed that there were no adverse effects attributed to ALLOTRAP 2702 therapy, and no anti-peptide antibodies, which would lower the peptide's potential immunosuppressive efficacy, could be detected. Furthermore, renal function, as assessed by serum creatinine levels at one and three months post-transplant, was similar between the high dose peptide group and placebo group. In this study, the investigators also found that ALLOTRAP 2702 resulted in a statistically significant difference in cell-mediated ("Natural Killer" or "NK" cells) cytotoxicity in the group receiving ten days' therapy as compared to controls (p = 0.001). This effect on NK cell activity was previously demonstrated in preclinical studies to be a key marker of efficacy whereby NK cell inhibition correlated with the prolongation of graft survival without the need for continuous immunosuppression. These results indicate that ALLOTRAP 2702 had a biological effect in humans and that NK cell activity may serve as a surrogate endpoint in future trials. Additional human studies are ongoing or planned. Additional ALLOTRAP peptides are in preclinical research.

     Although the Company believes it conducted its clinical trials taking into account both European and U.S. regulatory standards, there can be no assurance that such data will be accepted by the FDA. The Company expects to conduct several additional Phase II clinical studies to assess product efficacy and optimize dosage before potentially conducting large-scale Phase III trials. The use of ALLOTRAP peptides to promote graft acceptance in humans is novel and unproven and there can be no assurance that such peptides will prove to be safe or effective in humans for any clinical indication for any transplant type or at any dosage.

  Pre-transplant HLA Monitoring Products and Product Candidates

     SangStat's pre-transplant monitoring products and product candidates are intended to improve HLA compatibility between organ donors and recipients by providing accurate, rapid, efficient and standardized testing. Current HLA testing mainly involves a complex procedure, microlymphocytotoxicity, which is run in specialized transplant laboratories by highly-trained technicians. These tests require viable cells and multiple reagents. Results obtained from visual reading using a microscope are often subjective. This method of HLA testing is labor intensive and lacks accuracy and standardization, often causing inconsistent results.

     sHLA constitutes a convenient biological material for testing transplant candidates to guide HLA compatible donor selection. Found in whole blood and plasma of all individuals, sHLA molecules are similar to cell HLAs: (i) they have the same basic structure, (ii) they bind to anti-HLA antibodies and (iii) they are polymorphic. SangStat has observed that sHLA molecules can be accurately measured using immunoassay technology and substituted for cell HLAs for detection of anti-HLA antibodies and HLA typing. SangStat's scientists showed that sHLA molecules circulating in blood could be used for accurate and rapid HLA typing and detection of anti-HLA antibodies. These assays form the basis of the technology used to develop PRA-STAT and CROSS-STAT. The Company is currently manufacturing and selling PRA-STAT and CROSS-STAT through its direct sales force. These pre-transplant monitoring products and product candidates together are expected to improve donor/recipient matching and post-transplant monitoring.

     PRA-STAT is designed for Panel Reactive Antibody (PRA) testing to track the appearance and disappearance of anti-HLA antibodies in transplant candidates, and to analyze such antibodies. This guides the selection criteria of the prospective donor for each transplant candidate. PRA testing is often performed every month on patients waiting for transplants. PRA-STAT was introduced in March 1994 and is currently being marketed.

     CROSS-STAT is designed to assess which candidate reacts the least to the donor's HLAs, thus determining the best recipient for the available organ (cross matching). If the candidate had antibodies against the donor's HLAs, the HLA compatibility would be poor, and the candidate would not receive the transplant. Crossmatching is the final step in determining the best donor/recipient compatibility. The Company received FDA clearance for CROSS-STAT in May 1995 and the product is currently being marketed. The Company believes that such monitoring products could contribute to better management of transplant patients and immunosuppressive therapy.

     In July 1996, the Company completed an agreement with Baxter Healthcare Corporation ("Baxter") to reacquire marketing rights to PRA-STAT and CROSS-STAT pre-transplant monitoring products. The Company reacquired these products in order to market these monitoring products directly and to better establish its own product distribution capabilities. The terms of this reacquisition included the acceptance of salable inventory returns and the purchase of certain equipment from Baxter aggregating approximately $355,000, as well as the obligation to pay Baxter royalties on future sales of the reacquired products.

  Organ Preservation Product Candidate

     The quality of organ preservation is an important factor contributing to the viability of the transplant. Most organs are retrieved from trauma victims who are declared brain-dead but maintain cardiac function until their organs are removed. The harvested organs are stored in a preservation solution to prevent deterioration and tissue typed to determine the HLA antigens. Following this, each donor must be crossmatched with the patients on the transplant waiting lists, each organ being crossmatched with approximately 100 potential recipients. Once the best candidate for each organ has been chosen, the organs are shipped to the recipient's transplant center. The amount of storage time allowed before transplant varies between organ types and can severely limit the distance an organ can be shipped. SangStat has acquired from PMC an exclusive license to commercial rights for CELSIOR in the United States and Canada. CELSIOR is a formulated solution to store and extend viability of organs between organ recovery and transplantation. SangStat intends to assess the effect of CELSIOR on organ viability and speed of post-transplant organ function recovery. After consultation with the FDA, the Company recently voluntarily withdrew its 510(k) for a two-component CELSIOR product in favor of a one component product. The Company is now conducting a clinical trial for a redesigned, one-component, ready-to-use CELSIOR product candidate and intends to submit a new 510(k).

  Post-transplant Monitoring Product Candidates

     The efficacy and safety of a transplant depends on individual susceptibility to graft rejection and immunosuppressive therapy. Few tools exist for post-transplant surveillance to assist physicians in prescribing each patient's immunosuppressive drug regimen. SangStat is developing several monitoring products to assist the physician in customizing drug therapy for each patient, such as THYMOSTAT to monitor patients treated with THYMOGLOBULIN.

  THE TRANSPLANT PHARMACY

     To further the Company's goal to provide comprehensive disease management, in September 1996 SangStat established THE TRANSPLANT PHARMACY, a pilot program designed to provide mail order distribution of drugs and other services for transplant patients. Its first site of operation opened in September 1996 at the University of Tennessee Bowld Hospital Organ Transplant Center in Memphis, Tennessee. The Company has also established a central mail order facility in Menlo Park, California.

     SangStat intends to develop a dedicated sales force to market its transplant products directly to transplant centers and patients. To further this goal and to provide comprehensive disease management, SangStat established THE TRANSPLANT PHARMACY, a pilot program dedicated to providing direct distribution by mail order of drugs and transplant patient management services in September 1996. This service will promote medication compliance, measure clinical and economic outcomes, and provide feedback directly to clinicians. Patients electing to enroll will be able to have all of their medications filled through the program's central pharmacy. THE TRANSPLANT PHARMACY will also place a key individual, such as a pharmacist, in each transplant center that joins the program to interact directly with physicians, nurses and patients. THE TRANSPLANT PHARMACY program seeks to provide a singular and integrated approach to the management of transplantation, in which the Company's drugs, monitoring products, and services can be supplied to meet the needs of individual transplant centers and their patients.

  Xenotransplantation

     SangStat is working on a xenotransplantation technology (XE-9) through its wholly-owned subsidiary, XenoStat, Inc. ("XenoStat"). Xenotransplantation is the transplantation of an organ from one species to a different species. If successful in humans, it could partly overcome the current limited availability of organs. SangStat does not expect any application of the XenoStat technology in humans for the next several years, if at all. Such applications will require extensive clinical trials and regulatory approvals.

  XENOJECT Technology

     SangStat is developing a new platform technology called XENOJECT. The Company believes XENOJECT will promote the elimination of undesirable cells by halting the acceptance process of the immune system. XENOJECT specifically redirects a graft immune response from its natural target to an undesirable target by adding incompatible transplantation antigens to the surface of the undesirable cell. XENOJECT may become an enabling technology which offers major potential advantages over other specific immunotherapy technologies, such as therapeutic monoclonal antibodies (murine or humanized) or immunotoxins. Potential benefits include increased potency, decreased immunogenicity, easier manufacturing (small molecule) and potential for oral administration. Potential clinical applications include cancer and infectious disease therapy. Currently, the Company conducts discovery research in the field of cancer and immune disorders.

STRATEGIC RELATIONSHIPS

     The Company evaluates on an ongoing basis potential collaborative relationships with corporate and other partners where such relationships may complement and expand SangStat's research, development, sales and marketing capabilities. There can be no assurance that the Company will be interested in or able to negotiate any additional collaborative arrangements or that, if established, such relationships will be successful.

  Pasteur Merieux Connaught

     In October 1993, SangStat entered into an exclusive licensing agreement with PMC for the clinical development, marketing and sale of THYMOGLOBULIN and CELSIOR in the United States and Canada. The agreement provides, among other things, that (i) SangStat will use commercially reasonable efforts to obtain regulatory approval through a Phase III clinical trial for THYMOGLOBULIN for treatment of kidney rejection episodes; (ii) PMC will manufacture and supply products for clinical and commercial use; and (iii) SangStat will pay a fee upon achievement of milestones as well as royalties based upon commercial sales. Although THYMOGLOBULIN has been approved and is sold on a commercial basis in several European countries, there can be no assurance that regulatory approval will be obtained in the United States or Canada. The agreement has an initial term of fifteen years, subject to earlier termination upon 120 days notice of a substantial breach by either party of its material obligations under the agreement.

  Center of Transplantation of Nantes, France

     SangStat's subsidiary, SangStat Atlantique S.A., leases approximately 2,500 square feet of office space within the Center of Transplantation of Nantes, France (Centre Hospitalier Universitaire de Nantes). The Center of Transplantation is the largest kidney transplant center in France and has provided equipment and personnel to perform development work for SangStat in the area of immunointervention. Work projects are funded by SangStat on a project by project basis. Although it is not obligated to do so, the Center of Transplantation has provided limited funding for certain expenses incurred as part of the clinical development of ALLOTRAP peptides.

  Stanford University

     SangStat has a worldwide, exclusive license from Stanford University to make, sell or otherwise distribute products covered by patents and patent applications on certain HLA peptides, including the ALLOTRAP peptides. Stanford University has no obligation to conduct any further research with respect to such ALLOTRAP peptides. The exclusivity of SangStat's rights under the license agreement with Stanford University expire after the earlier of October 2007, or 10 years from the date of first commercial sale of any product covered by the patent application licensed from Stanford University. Additionally, under the terms of this agreement, SangStat must pay to Stanford University annual license fees and a royalty on products covered by the license agreement.

COMPETITION

     The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effectiveness marketing, distribution and price. The Company believes it competes favorably with respect to all of these factors. With respect to THYMOGLOBULIN, CYCLOSPORINE and AZATHIOPRINE, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for equivalent products. The generic drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. For example, the Company believes that the degree of market penetration of its CYCLOSPORINE drug candidate is dependent in part on whether the Company is the first company to market a generic formulation of cyclosporine. The Company believes that other companies are developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, would compete with CYCLOSPORINE, and Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM, marketed by Pharmacia & Upjohn Inc., would be competitive with THYMOGLOBULIN. Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with CYCLOSPORINE and AZATHIOPRINE. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post-transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to:
Roche (mycophenolate mofetil), Glaxo-Wellcome and Roxane (azathioprine) American Home Products Corp. (rapamycin), Fujisawa Pharmaceutical Co. Ltd.

(tacrolimus), Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to Abbott, MedImmune Inc., Novartis, BioTransplant, Inc., PMC, and Ivax Corp. In addition, THE TRANSPLANT PHARMACY also competes with other drug distribution companies, such as Chronimed Inc., HMI and Stadtlander Drug Company. To the extent these companies' therapeutics, monitoring products and services address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's policy is to seek patent protection and to enforce its intellectual property rights. The Company has ten issued patents which cover several different test formats for sHLA-based and allied assays, including PRA-STAT and CROSS-STAT. The Company's patents expire on various dates beginning in the year 2008 and ending in the year 2015. SangStat has patent applications pending in the United States in the pretransplant and post-transplant monitoring, CYCLOSPORINE, XENOJECT and xenotransplantation areas. The Company has also filed patent applications with respect to several product candidates in many other countries, including Japan, Canada and the countries regulated by the European Patent Office.

     There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize its CYCLOSPORINE product without infringing patent or other proprietary rights of Novartis or other third parties. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to cyclosporine are expected to continue to present significant barriers to entry to potential competitors. There can be no assurance that Novartis or others will not seek to protect their market share through litigation or otherwise against SangStat, its affiliates and partners or the FDA, or actions which adversely affect the regulatory approval process, such as citizens' petitions, or that SangStat's formulation will not be found to infringe Novartis' or others' proprietary rights. If Novartis or others bring suit against SangStat, the Company could be greatly delayed in bringing its CYCLOSPORINE product to market, enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. See "Risk Factors--Risks Associated with CYCLOSPORINE."

     The Company's family of ALLOTRAP peptides is being developed under an exclusive, worldwide, license from Stanford University. Although Stanford has filed patent applications with respect to such technology, no assurance can be given that the patent application or any of its claims will be allowed, valid, or enforceable or that the Company's products will not infringe on other patents.

     Patent applications in the United States are maintained in secrecy until patents issue. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, SangStat cannot be certain that it was the first to discover compositions covered by its pending patent applications or the first to file patent applications on such compositions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford protection against a competitor.

     There can be no assurance that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. The Company's patents involve specific claims and thus do not provide broad coverage. There can be no assurance that the Company's patent applications or any claims of these patent applications will be allowed, valid or enforceable, that any patents or any claims of these patents will provide the Company with competitive advantages for its products or that they will not be successfully challenged or circumvented by the Company's competitors.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors. The Company has registered or applied for registration of the names of most of its products under development or commercialized for research and development use.

However, there can be no assurance that any trademark registration will be granted or not challenged by competitors.

MANUFACTURING

     The Company lacks facilities to manufacture any of its drug candidates in accordance with current GMP prescribed by the FDA. The Company generally relies on third parties to manufacture its compounds for clinical trials, including THYMOGLOBULIN, CYCLOSPORINE, ALLOTRAP, AZATHIOPRINE and CELSIOR and has contracted or expects to contract for commercial production of these compounds. There can be no assurance that it will be able to enter into commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. If such arrangements are established, the Company will depend on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any such failure may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. If these manufacturers were affected for any reason, the Company's ability to ship its products could be impaired, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     For certain of its potential products, the Company will need to develop further its production technologies for use on a larger scale in order to conduct human clinical trials and produce such potential products for commercial sale at an acceptable cost. The Company intends to rely on its third-party manufacturers to meet FDA required GMP. However, the Company is ultimately responsible for any failure of such manufacturers to meet such requirements.

     The Company intends to obtain quantities of THYMOGLOBULIN for clinical trials, distribution for compassionate use and commercial use under an agreement with PMC. There can be no assurance that PMC or any other manufacturer will meet FDA standards governing GMP or that any ELAs or ELA supplements required for manufacturing will be filed, reviewed and approved or that PMC will fulfill its obligations to SangStat.

     The Company has contracted for commercial scale production of cyclosporine and azathioprine bulk material for its CYCLOSPORINE and AZATHIOPRINE drug candidates from established third-party manufacturing sources. The Company has also separately contracted for the manufacture of the finished commercial supply of its CYCLOSPORINE product candidate from an established third-party source. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay clinical trial development or the submission of the product for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Risks Associated with CYCLOSPORINE."

     The Company is currently purchasing ALLOTRAP peptides for its clinical trials under a supply agreement with UCB. The Company believes that UCB adheres to established GMP production methods and complies with the Company's quality control and quality assurance standards. More than 10 lots of clinical amounts of ALLOTRAP peptides have been manufactured by UCB to date. The Company expects to purchase ALLOTRAP peptides from UCB for commercial sale. However, there can be no assurance that UCB will be able to scale up its manufacturing to support the commercial sale of ALLOTRAP peptides or that supply of ALLOTRAP peptides to the Company will be uninterrupted.

The Company does not expect to establish any significant manufacturing capacity with respect to therapeutic products in the near future.

     With respect to its monitoring products including PRA-STAT and CROSS-STAT the Company currently has in-house manufacturing capabilities and believes it operates in compliance with GMP. However, there can be no assurance that SangStat would pass a regulatory inspection from the FDA or other agencies. The raw materials required for the majority of the Company's products and product candidates are currently available from several suppliers in quantities sufficient to conduct the Company's research, development and clinical development activities. However, there can be no assurance that the raw materials necessary for the manufacture of the Company's products and product candidates will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval, product launch and the initiation of new development programs, which could materially impair the Company's business, financial condition, cash flows and results of operations. See "Risk Factors--Limited Manufacturing Capability."

MARKETING

     SangStat currently retains all commercial rights to its products and plans to market directly those products for which it obtains regulatory approval. However, for certain territories, the Company may also enter into co-promotion arrangements or other licensing arrangements with pharmaceutical, diagnostic or biotechnology companies. SangStat intends to expand its direct sales force to market all of its transplant products, including THYMOGLOBULIN, CYCLOSPORINE, AZATHIOPRINE, CELSIOR, ALLOTRAP 2702, PRA-STAT, CROSS-STAT and other monitoring products. Implementation of this strategy will depend on many factors, including the market potential of any products the Company develops as well as on the Company's financial resources. The Company sells certain of its monitoring products for research or investigational use through a small, direct sales operation. SangStat has also established THE TRANSPLANT PHARMACY, a pilot program furthering the Company's approach of comprehensive disease management, which will directly dispense all needed medications by mail to transplant recipients enrolled in the program. See "Business--THE TRANSPLANT PHARMACY." To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. To the extent that the Company itself undertakes to market a substantial portion of its products, or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, additional expenditures, management resources and time will be required to develop a sales force.

GOVERNMENT REGULATION

     SangStat's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug, and Cosmetic Act (the "Act") and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product candidates the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

     The FDA and other regulatory authorities require that the safety and efficacy of certain of the Company's product candidates be supported through adequate and well-controlled clinical trials. If the results of pivotal clinical trials submitted by the Company in applications for approval do not establish the safety and efficacy of the Company's product candidates to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its product candidates, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

  FDA Regulation--Approval of Therapeutic Products

     The Company's therapeutic products are regulated as drugs and, in the case of THYMOGLOBULIN, as biological products. The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical and clinical studies, (b) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission to the FDA of New Drug Application ("NDA"), or Product License Application ("PLA") together with an Establishment License Application ("ELA"), if applicable, and (e) FDA approval of the application, including approval of all product labeling.

     Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an application for marketing approval.

     Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices ("GCP") under protocols submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB") and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trials.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I clinical trials involve the initial introduction of the drug into healthy human volunteers. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical Pharmacology). Phase II clinical trials are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications; to determine dosage tolerance and optimal dosage; and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time, if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons.

     There can be no assurance that, after the results of the Phase III clinical trials have been announced, the FDA will not disagree with the design of the Phase III clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practice. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in Phase III. There can be no assurance that the design or the performance of the Phase III clinical trial protocols will be successful.

     The results of preclinical studies and clinical trials, if successful, are submitted in an application to seek the FDA approval to market the drug or biological product for a specified use. The testing and approval process requires substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for marketing, or if approved, that approval will be for the indications requested by the Company.

     The FDA has implemented an accelerated review process for drugs that treat serious or life threatening diseases and conditions. Such approval is subject to the additional requirement that, following product launch, a Company continue to study the drug to verify and describe its clinical benefit. Under these FDA Accelerated Approval Procedures, the FDA may withdraw approval if the Company fails to show due diligence in conducting post-marketing clinical trials or if these clinical trials fail to demonstrate clinical benefit to the FDA's satisfaction. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of the accelerated review process on the timing or likelihood of FDA review of any of its product candidates.

     For certain drugs that are generic versions of previously approved products, there is an abbreviated FDA approval process. A sponsor may submit an Abbreviated Application for: (1) a drug product that is the "same" as the drug product listed in the approved drug product list published by the FDA (the "listed drug") with respect to active ingredient(s), route of administration, dosage form, strength and conditions of use recommended in the labeling; (2) a drug product that differs with regard to certain changes from a listed drug if the FDA has approved a petition from a prospective applicant permitting the submission of an Abbreviated Application for the changed product; and (3) a drug that is a duplicate of, or meets the monograph for, an approved antibiotic drug. While the Company believes that CYCLOSPORINE and AZATHIOPRINE will qualify for this abbreviated format, there can be no assurance that the FDA will not require additional information or that these products will be approved for marketing.

     An Abbreviated Application need not contain the clinical and preclinical data supporting the safety and effectiveness of the product. The applicant must instead demonstrate that the product is bioequivalent to the listed drug. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the listed drug, the agency may assign a code to the product in an FDA publication that will represent a determination by the agency that the product is therapeutically equivalent to the listed drug. This designation will be considered by third parties in determining whether the generic drug will be utilized as an alternative to the listed drug. There can be no assurance that the Company will receive an "AB" rating on CYCLOSPORINE and AZATHIOPRINE, which in certain cases would require substitution of the Company's CYCLOSPORINE for Neoral and AZATHIOPRINE for Immuran.

  FDA Regulation--Approval of Monitoring Products

     The Company's monitoring products are regulated as medical devices by the FDA and as such require regulatory clearance prior to commercial distribution. New medical devices are generally introduced to the market based on a premarket notification or "510(k)" submission to the FDA in which the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval. The claim of substantial equivalence will generally have to be supported by various types of data and materials including, in some instances, preclinical and/or clinical test results.

     Following submission of the 510(k), the sponsor may not place the device into U.S. commercial distribution until a substantial equivalence order is issued by the FDA. The order may be sent within 90 days of submission but could take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products by several quarters or more and could have a material adverse effect on the Company's business, financial condition and results of operations. There is no assurance that a 510(k) marketing clearance will be granted for these products. Additional regulatory barriers may be encountered by not meeting performance requirements of American Society of Histocompatability and Immunogenetics ("ASHI") and the labeling requirements of Clinical Laboratory Improvements Amendment ("CLIA").

     If the sponsor of a 510(k) cannot obtain an FDA order declaring substantial equivalence, the sponsor will have to submit a premarket approval application ("PMA"). A PMA will generally have to be supported by extensive data, including preclinical and clinical trial data, to prove the safety and efficacy of the device. Although, by statute, the FDA has 180 days to review a PMA once it has been accepted for filing. PMA reviews more often involve a significantly longer time period, usually 12 to 24 months or longer from the date of filing. There also can be no assurance that the data collected by the sponsor would support a PMA marketing approval.

     The sponsor may be required to obtain an Investigational Device Exemption ("IDE") before it commences clinical testing to support a 510(k) submission or PMA. Each clinical trial must be approved and conducted under the auspices of an IRB and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials. For some products, the sponsor must also submit the protocol to the FDA. The sponsor of the IDE may be able to distribute limited amounts of these products for research use only if certain FDA requirements are met. Some of these requirements may also apply to distribution for clinical investigational use only. The FDA monitors and oversees the use and distribution of all "research use only" and "investigational use only" devices. There can be no assurances that the FDA will determine that the Company's product candidates are substantially equivalent to other legally marketed devices. The FDA may require the submission of a PMA, which would delay the Company's market introduction of its products and could have a material adverse effect on the Company's business, financial condition and results of operations. The testing and approval process will require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may refuse to approve a PMA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the device. Moreover, if the PMA is approved, the approval will be limited to specific indications or uses. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercial distribution, or if approved that approval will be for the indications requested by the Company.

     Prior to any approval of the Company's products for marketing, all manufacturing facilities must pass the FDA preapproval inspections.

  FDA Regulation--Post-Approval Requirements

     Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. Each U.S. drug and device manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's GMP regulations. To supply device products for use in the United States, foreign manufacturing establishments must comply with the FDA's GMP regulations and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with GMP regulations, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

     Labeling and promotional activities are regulated by the FDA and, in certain instances, by the Federal Trade Commission. The Company must also report certain adverse events involving its drugs and devices to the agency under regulations issued by the FDA. The FDA can impose other post-marketing controls on the Company and its products, and has expanded authority in this regard for certain products, such as devices approved under PMAs.

     Failure to comply with applicable regulatory requirements, can result in, among other things, warning letters, fines, injunctions, civil penalties recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, premarket clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and employees.

  European Regulation

     The Company's activities in Europe are regulated by both the law of the European Union ("EU") and by the national law of the EU Member States. There are a number of EU Regulations and Directives in force governing the authorization and the marketing of medicinal products. The purpose of such Regulations and Directives is to harmonize the legal framework regulating medicinal products in the EU. In the event of a conflict between EU legislation and national law, EU legislation takes precedence over national law. Once adopted, Regulations apply immediately in Member States, Directives must be implemented into national law by Member States. Failure to implement Directives by national governments either properly or in a timely fashion still leaves significant areas of regulation to national law. Efforts to harmonize regulation of medicines within the EU began in 1965 with the adoption of Directive 65/65 which required Member States to establish premarket approval requirements and prescribed the criteria for approval. Since then, the EU has issued a series of measures aimed at making regulation of medicinal products more uniform.

  European Regulation--Approval of Therapeutic Products

     In addition to Regulations and Directives, the EU has formulated non-binding guidelines (the "Guidelines") which set out detailed EU requirements relating to the quality, safety and efficacy of medicinal products. Such Guidelines have been formulated by the European Commission in consultation with the Committee for Proprietary Medicinal Products ("CPMP"). Although these Guidelines are not legally binding, failure to comply with them makes it less likely that product research work submitted in support of an application for marketing authorizations will be acceptable to the competent authorities throughout the EU. In European countries which are not EU Member States, national laws apply which are frequently divergent from the EU framework. The following paragraphs relate only to regulation in EU Member States.

     When adequate preclinical data are available, an application normally will be made either to the relevant national regulatory authority and/or to an ethics committee for approval to carry out a clinical trial with the unlicensed medicinal product. While marketing authorizations must be supported by clinical trials of a type and extent set out in the Directives and Guidelines, the actual approval process for commencement of clinical trials is not currently harmonized by EU law and varies from state to state.

     Clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the product is tested in humans to determine certain parameters relating to safety, potential adverse effects and/or pharmacokinetics. Phase II involves studies in a target patient population to collect additional pharmacokinetic clinical data demonstrating safety and, subsequently, to determine the preliminary biological or clinical efficacy and optional dosage of the product. Phase III trials are then undertaken to collect further data to demonstrate quality, safety and efficacy within an expanded target patient population. The various European regulatory authorities may require multiple Phase III trials to support the quality, safety and efficacy of the product. This process may take three to six or more years to complete.

     When appropriate clinical trial data supporting quality, safety and efficacy are available, an application for a marketing authorization may be submitted. In 1993, legislation was adopted which established a very new and amended system for the registration of medicinal products in the EU. The main purpose of this system is to prevent the existence of essentially separate national approval systems which have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products ("EMEA"). Under the new system, marketing authorizations, broadly speaking, may be submitted at either a centralized, a decentralized or a national level.

     The centralized procedure is administered by the EMEA; this procedure is mandatory for the approval of biotechnology and high technology products and available at the applicant's option for other products. The centralized procedure provides for the first time in the EU for the grant of a single marketing authorization which is valid in all EU Member States.

     As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure under the so-called "decentralized procedure". The decentralized procedure will be mandatory beginning January 1, 1998. The decentralized procedure creates a new system for mutual recognition of national approval decisions, makes changes in existing procedures for national approvals and establishes procedures for co-ordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all Member States from which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

     The Company will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, there can be no assurance that the chosen regulatory strategy will secure regulatory approvals or approvals of the Company's chosen products indications.

     Under all procedures approval of an application must be refused if, after review, it appears that the quality, safety or efficacy of a medicinal product has not been adequately demonstrated by the applicant. In practice, requirements for specific post-marketing surveillance, or Phase IV studies, are increasingly imposed as de facto conditions of the grant of a marketing authorization.

     In some Member States, before a product is marketed, it is also necessary to obtain approval for the price to be charged for the product. However, this is not, the position in the United Kingdom, for example, where the initial price is set by the Company (subject to the constraints of the Pharmaceutical Price Regulation System, which controls the profitability of a Company's business with the National Health Service). The European Commission is presently reviewing various matters relating to the pricing of medicinal products within the EU. Currently EU regulation does not harmonize the pricing measures Member States may enact, but only seeks to guarantee the transparency of these measures. The Company believes it is unlikely the EU will regulate in the area of health care financing. The Company believes that determination of prices and reimbursement of health care products is therefore likely to remain a prerogative to the Member States for the foreseeable future. There can be no assurance that Member States will not adopt new cost containment policies that will limit marketing opportunities in the EU.

     The passage of a product through the approval system is likely to take a considerable period of time. However, it is hoped that the new authorization system will limit the length of time the review process will take. Generally under the scheme the review process is intended to take a maximum of 210 days after the receipt of a valid application.

     It should also be noted that each national regulatory authority has the power to suspend or revoke a marketing authorization any time if it is no longer satisfied as to the product's safety, quality and efficacy. Increasing harmonization of decision-making by national authorities through the CPMP and/or the new European Agency, and the existence of a mechanism by which any EU distribution could compel a Member State to act in accordance with a CPMP opinion, should result in more efficiency and importantly, future market authorization process.

     EU law requires that companies manufacturing products must hold a manufacturer's authorization and must comply with EU requirements as to GMP. These standards are enforced by inspection. Primary responsibility for ensuring that manufacturing procedures conform to marketing authorizations and good manufacturing practice requirements will rest with the authorities in the Member States where the product is manufactured or first imported into the EU.

     A procedure for abridged applications for generic products also exists in the EU. The general effect of the abridged application procedure is to give scope for the emergence of generic competition once patent protection has expired and the original product has been on the market for at least six years or ten years. Independent of any patent protection, under the abridged procedure, new products benefit in principle from a basic six-year period of protection (commencing with the data of first authorization in the EU) from abridged applications for a marketing authorization. Abridged applications can be made principally for medicinal products which are essentially similar to medicinal products which have been authorized for either six or ten years. Under the abridged application procedure, the applicant is not required to provide the results of pharmacological and toxicological tests or the results of clinical trials. For such abridged applications, all data concerning manufacturing, quality and bioavailability are required. The applicant submitting the abridged application generally must provide evidence or information that the drug product subject to this application is essentially similar to that of the listed drug product: (1) it has the same qualitative and quantitative composition with respect to the active ingredient; (2) the dosage form; and (3) similarity in bioavailability between the new drug product and the reference listed drug. This period of protection is extended to ten years in respect of products derived from certain biotechnological processes or other high-technology medicinal products viewed by the competent authorities as representing a significant innovation. Further, each Member State may have a discretion to extend the basic six-year period of protection to a ten-year period, to all products marketed in its territory. Most Member States have exercised such discretion. This protection does not prevent another Company from making a full application supported by all necessary pharmacological, toxicological and clinical data within the period of protection. The application of the rules of marketing exclusivity to various product situations remains uncertain, and divergent views are taken by some of the EU regulatory authorities on the availability of the period of protection where new products are different from existing products only in terms of, for instance, strength or dosage form.

  European Regulations--Monitoring Products

     The Commission of the European Communities proposed a draft of new directives to govern approvals of in vitro diagnostic medical devices in late 1995, amending the existing Directive. Future approvals of the Company's monitoring products may therefore be dependent on meeting the conditions of the proposed Directive. The compliance with this proposed Directive must be in place no later than April 1, 1998. The Company's monitoring products will likely have to meet the essential requirements of the Directive. Once deemed acceptable such monitoring products will have CE markings of conformity.

  Environmental Regulation

     In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

SCIENTIFIC, MEDICAL, PHARMACY AND REGULATORY ADVISORY BOARDS

     The Company's Scientific, Medical, Pharmacy and Regulatory Advisory Boards consist of individuals with recognized expertise in immunology, transplantation or regulatory affairs. The Scientific, Medical, Pharmacy and Regulatory Advisory Boards' members advise the Company about present and long-term scientific planning, research and development. Members meet individually or as a group with the management of the Company from time to time. Each member of the Scientific, Medical, Pharmacy and Regulatory Advisory Boards has entered into a consulting agreement with the Company.

     The following persons are members of one or more of the Company's Scientific, Medical, Pharmacy and Regulatory Advisory Boards:

     RITA ALLOWAY, PHARM.D., is an Associate Professor in the Department of Clinical Pharmacy at the University of Tennessee, Memphis, Tennessee. Dr. Alloway is a Board Certified Pharmacotherapy Specialist practicing at the UT William F. Bowld Hospital. Her current research is focused on individualizing and optimizing immune suppressive regimes for the transplant recipient. Dr. Alloway is the Past President of the Mid South College of Clinical Pharmacy.

     CAROL CLAYBERGER, PH.D., is an Assistant Professor of Immunology in the Department of Cardiothoracic Surgery of Stanford University School of Medicine, Stanford, California. Dr. Clayberger's current research is centered on an understanding of the effect of synthetic peptides on the immune response and the development of novel immunomodulatory agents. Dr. Clayberger holds a Ph.D. in Cell Biology from Yale University.

     JEAN DAUSSET, M.D., received a Nobel Prize in Medicine in 1980 for work that led to the discovery of HLA. In 1984, he founded and is currently serving as President of the Human Polymorphism Study Center (CEPH) which is currently engaged in research directed toward mapping the human genome. Professor Dausset is a member of the French Academy of Sciences, a foreign member of the American Academy of Arts and Sciences and of the National Academy of Sciences.

     ROY FIRST, M.D., is a Professor of Internal Medicine at the University of Cincinnati Medical Center, and Director of the Section of Transplantation in the Division of Nephrology and Hypertension. He is a Past President of the American Society of Transplant Physicians (ASTP), and is current Chairman of the Ad Hoc Committee for Organ Donation of the United Network for Organ Sharing (UNOS). Dr. First obtained his medical degree at the University of Witwatersrand in Johannesburg, South Africa in 1966.

     A. OSAMA GABER, M.D., is Associate Professor, Department of Surgery, University of Tennessee and President of the Medical Staff at UT William F. Bowld Hospital. He was President of the Tennessee Transplant Society and is Co-Chair SEOPF Pancreas Transplant Committee.

     F. CARL GRUMET, M.D., is a Professor of Pathology at Stanford University, Stanford, California. He is the Director of both the Transfusion Service and the Histocompatibility Laboratory at Stanford University Medical Center, the Director of the Stanford Specialized Center for Research in Transfusion Medicine and Associate Medical Director of the Stanford University Medical School Blood Center.

     RONALD D. GUTTMANN, M.D., FRCPC, is Director of the McGill Center for Clinical Immunobiology and Transplantation, and a Professor of Medicine at the McGill University Faculty of Medicine, Montreal, Quebec, Canada. Dr. Guttmann was previously affiliated with the Peter Bent Brigham Hospital and Harvard Medical School.

     ANDREW J. PERLMAN, M.D., PH.D., has been the Vice President of Medical Research at Tularik, Inc., a private biotechnology company, since January 1993. From 1987 to 1993, Dr. Perlman served in various positions at Genentech, Inc., most recently as Senior Director, Clinical Research. Dr. Perlman has a M.D. and a Ph.D. in Physiology from New York University.

     ROGER RATOUIS, PH.D., is a consultant for regulatory affairs. From 1959 to 1990, Dr. Ratouis was employed by Roussel Uclaf where he held various positions, first in research, then in pharmaceutical development, before heading the Regulatory Affairs and Planning Department in the Health Care Division.

     JEAN-PAUL SOULILLOU, M.D., is a Professor of Immunology at the University of Nantes, Nantes, France. He is the Director of the kidney transplant program, which in 1992 performed the largest number of kidney transplants in France and is one of the largest programs in Europe. He is the Director of INSERM-U211 research laboratory and the founder and scientific director of Fondation Transvie, a non-profit research organization for xenotransplantation. Dr. Soulillou is also on the editorial boards of Transplantation and The New England Journal of Medicine.

EMPLOYEES

     As of December 31, 1996, the Company employed 75 people. Of these employees, 58 were dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs or preclinical testing. In addition, 13 people comprised the Company's staff for sales of its monitoring products in the United States, Canada and Europe and sale of THYMOGLOBULIN in Canada. The Company is the beneficiary of key person life insurance policy covering Dr. Pouletty in the amount of $1,000,000. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

     The Company headquarters are located in Menlo Park, California. Floor space in California is approximately 19,500 square feet, including offices, laboratory space, manufacturing space, storage area and specialized areas for pilot production and preclinical testing. The Menlo Park facility serves as the principal site for preclinical research, clinical trial management, process development, monitoring product manufacturing, quality assurance and quality control, and regulatory affairs. The lease for this building space expires in 1999 and may be renewed for subsequent years. The Company believes that this facility is sufficient to meet the Company's manufacturing needs with respect to its monitoring products for the foreseeable future.

     In addition, the Company leases approximately 1,500 square feet in Menlo Park for its central mail order pharmacy. This facility's lease contains an option to lease another 1,500 square feet.

     The Company also leases approximately 2,500 square feet from the Center of Transplantation in Nantes, France, which is the primary site for preclinical development of therapeutics. This lease expires in December 1998 and the Company has the option to renew its lease for use of these facilities for additional five-year periods.

     The Company believes that its current facilities are suitable and adequate to meet its needs for the foreseeable future and anticipates that it will be able to expand its facilities to nearby locations as the need develops.

     The Company leases approximately 2,000 square feet in Missassauga, Ontario, Canada. The lease for this facility expires in August 1999, and the Company has the option to renew its lease for subsequent five-year periods. This site is used as headquarters for marketing and sales activities of SangStat Canada, Ltd.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading publicly on the Nasdaq National Market on December 14, 1993 and is traded under the symbol SANG. The following table sets forth for the periods indicated the high and low daily closing prices for the Common Stock:

                                                                        HIGH         LOW
                                                                       -------     -------
    FISCAL YEAR ENDED DECEMBER 31, 1995
    First Quarter....................................................  $ 7.125     $ 4.500
    Second Quarter...................................................    6.375       4.375
    Third Quarter....................................................    8.875       5.125
    Fourth Quarter...................................................   10.750       6.875

    FISCAL YEAR ENDED DECEMBER 31, 1996
    First Quarter....................................................   19.125      10.250
    Second Quarter...................................................   21.250      15.750
    Third Quarter....................................................   26.750      10.500
    Fourth Quarter...................................................   30.750      20.375

    FISCAL YEAR ENDED DECEMBER 31, 1997
    First Quarter (through March 10, 1997)...........................   35.750      25.380

     On March 10, 1997 the closing sale price of the Common Stock as reported on the Nasdaq National Market was $33.813 per share. As of March 10, 1997 there were approximately 110 holders of record of the Common Stock.

                                DIVIDEND POLICY

     The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1996, and with respect to the balance sheets as of December 31, 1995 and 1996, are derived from the Consolidated Financial Statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data as of December 31, 1992, 1993 and 1994, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                1992        1993        1994        1995         1996
                                               -------     -------     -------     -------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
     Revenues:
          Net product sales..................  $   445     $   518     $   674     $ 2,698     $  2,399
          Collaborative agreement............       --       2,625       3,000       1,125           --
          Government grants..................       90          51          --          --           --
                                               -------     -------     -------     -------      -------
               Total revenues................      535       3,194       3,674       3,823        2,399
                                               -------     -------     -------     -------      -------
     Operating expenses:
          Cost of sales and manufacturing....    1,047         955       1,503       2,753        2,846
          Research and development...........    2,303       3,679       4,845       6,647        8,330
          Selling, general and
            administrative...................    2,116       2,202       3,157       3,773        6,120
                                               -------     -------     -------     -------      -------
               Total operating expenses......    5,466       6,836       9,505      13,173       17,296
                                               -------     -------     -------     -------      -------
     Loss from operations....................   (4,931)     (3,642)     (5,831)     (9,350)     (14,897)
     Other income (expense)--net.............        2         (78)        284         672        2,123
                                               -------     -------     -------     -------      -------
               Net loss......................  $(4,929)    $(3,720)    $(5,547)    $(8,678)    $(12,774)
                                               =======     =======     =======     =======      =======
     Net loss per common share(1)............                          $ (0.79)    $ (0.92)    $  (1.03)
                                                                       =======     =======      =======
     Pro forma net loss per common and
       equivalent share(1)...................  $ (1.00)    $ (0.70)
                                               =======     =======
     Shares used in per share
       computations(1).......................    4,950       5,309       7,049       9,385       12,405

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                1992        1993        1994        1995         1996
                                               -------     -------     -------     -------     --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short-term
       investments...........................  $   622     $10,641     $12,378     $ 9,222     $ 41,321
     Working capital.........................      305       9,859      11,367       8,451       40,724
     Total assets............................    1,502      12,499      14,450      11,560       44,750
     Long-term obligations, excluding current
       portion...............................    1,522       1,346       1,153       1,091        1,100
     Foreign subsidiary capital converted to
       capital stock in 1993.................      363          --          --          --           --
     Accumulated deficit.....................  (10,107)    (13,827)    (19,374)    (28,052)     (40,826)
     Total stockholders' equity..............   (1,125)      9,497      11,328       8,281       40,955

------------------------------
(1) For a description of the computation of net loss per common share see Note 1 of Notes to Consolidated Financial Statements. Pro forma net loss per common and equivalent share includes convertible preferred stock as well as common shares issued and options and warrants to purchase shares of common or preferred stock granted by the Company at less than the initial public offering (IPO) price during the twelve months preceding the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this ANNUAL REPORT ON FORM 10-K. Except for the historical information contained herein, the discussion in this ANNUAL REPORT ON FORM 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this ANNUAL REPORT ON FORM 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this ANNUAL REPORT ON FORM 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

OVERVIEW

     Since its inception in 1988, SangStat has focused on the development of products to improve the outcome of organ transplantation. The Company's revenue is primarily derived from the distribution of the Company's therapeutic transplantation product candidate, THYMOGLOBULIN in Canada and from sales of its pre-transplant monitoring products PRA-STAT and CROSS-STAT (the "Monitoring Products") in the United States, Canada and Europe. Sales of these organ transplantation products comprised 46%, 78% and 88% of the Company's net product sales in 1994, 1995 and 1996, respectively.

     The Company has also from time to time sold other monitoring products for laboratory research and investigational use and various devices and services. These other revenue sources comprised 54%, 22% and 12% of total product revenues in 1994, 1995 and 1996, respectively. These other revenue sources are not central to the Company's current or future strategy or operating objectives.

     The Company's accumulated deficit from inception through December 31, 1996 was $40,826,000. The Company expects losses to continue for the next several years due to the expansion of clinical trials, research and development programs and sales and marketing activities. The Company's operating loss has increased each year since inception and losses are expected to continue in the future may as a result of a number of factors including the uncertainty in the timing and the amount of revenue to be earned upon product sales, expenses required for product development, clinical trials and marketing operations. In addition, the Company's business is subject to significant risks, including but not limited to, the success of its research and development efforts, litigation by third parties regarding intellectual property, in particular, potential litigation with Novartis regarding the Company's CYCLOSPORINE product candidate, obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory approval process, reliance on third parties to manufacture products or product candidates, competition from other products and uncertainties associated with health care reform measures. Even if the Company's products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the product candidates will be found to be ineffective or unsafe to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or be unacceptable to providers, payors or patients. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS

     Net loss. Net loss increased from $5,547,000 in 1994 to $8,678,000 in 1995 and further to $12,774,000 in 1996, primarily reflecting increases in research and development, including clinical trials and regulatory affairs, and selling, general and administrative expenses.

     Total revenues. Net product sales increased by $2,024,000 or 300% from $674,000 in 1994 to $2,698,000 in 1995 and decreased by $299,000 or 11% to
$2,399,000 in 1996. The increase in sales from 1994 to 1995 resulted substantially from the commencement of distribution of the Company's first therapeutic product, THYMOGLOBULIN, in Canada in January 1995 under that country's Emergency Drug Release ("EDR") program, and to a lesser extent, increased sales of Monitoring Products. The decrease in sales from 1995 to 1996 was substantially due to a 19% decline in revenues for THYMOGLOBULIN due to a decrease in the number of compassionate use cases which qualified for THYMOGLOBULIN under Canada's EDR program. The decrease in THYMOGLOBULIN sales was partially offset by a 25% increase sales of Monitoring Products and the commencement of THE TRANSPLANT PHARMACY sales.

     As expected, no collaborative agreement milestone payments were received from Baxter in 1996, reflecting completion of the final milestones for PRA-STAT and CROSS-STAT in 1995. The final payments of $1,125,000 in the first six months of 1995 represented the completion of $10.0 million received by SangStat for milestones, license fees and equity in 1993 through 1995 under its collaborative agreement with Baxter. The Company reacquired commercial rights for Monitoring Products from Baxter in July 1996, and now directly markets such products through its own sales and marketing staff in the United States and Europe to directly market its Monitoring Products.

     Cost of sales and manufacturing. Cost of sales and manufacturing expenses increased by $1,250,000 or 83% from $1,503,000 in 1994 to $2,753,000 in 1995 and increased further by $93,000 or 3% to $2,846,000 in 1996. The increase from 1994 to 1995 was substantially due to direct costs associated with THYMOGLOBULIN sales and to a lesser extent from headcount increases associated with expansion of manufacturing and quality assurance capabilities for Monitoring Products. The increase from 1995 to 1996 was substantially due to additional costs associated with the increased sales of Monitoring Products and the commencement of THE TRANSPLANT PHARMACY sales. This increase was partially offset by a decrease in sales of THYMOGLOBULIN, resulting in a decrease of $324,000 in direct THYMOGLOBULIN costs. The Company's Monitoring Products business does not currently generate a profit because the Company has not achieved a scale of production that allows it to cover fixed manufacturing costs.

     Research and development. Research and development expenses increased by $1,802,000 or 37% from $4,845,000 in 1994 to $6,647,000 in 1995, and increased further by $1,683,000 or 25% to $8,330,000 in 1996. The increase from 1994 to 1995 occurred substantially as a result of expanded clinical and regulatory activities associated with the Company's pharmaceutical product candidates, including THYMOGLOBULIN, ALLOTRAP 2702, CYCLOSPORINE, AZATHIOPRINE and CELSIOR and to a lesser extent development of Monitoring Products. The increase from 1995 to 1996 was substantially associated with further expansion of clinical and regulatory activities associated with the Company's pharmaceutical product candidates including the filing of an Abbreviated Antibiotic Drug Application
(AADA) for marketing clearance of its proprietary Neoral-bioequivalent CYCLOSPORINE product candidate with the FDA in November 1996.

     Selling, general and administrative. Selling, general and administrative expenses increased by $616,000 or 20% from $3,157,000 in 1994 to $3,773,000 in
1995, and increased further by $2,347,000 or 62% to $6,120,000 in 1996. Costs, including personnel additions associated with the support of THYMOGLOBULIN sales through SangStat Canada, Ltd. represented 92% of the increase from 1994 to 1995. In connection with the Company's reacquisition of marketing rights to Monitoring Products from Baxter in July 1996, the Company commenced sales of the Monitoring Products through its own sales staff in the United States and Europe. As a result, sales and marketing expenses for Monitoring Products increased $1,251,000 from 1995 to 1996. Selling, general and administrative expenses increased by $1,096,000 from 1995 to 1996 as the result of the establishment of a pilot facility for THE TRANSPLANT PHARMACY, as well as expanded investor relations and other general and administrative activities.

     Other income and expenses. Interest income increased by $384,000 or 90% from $427,000 in 1994 to $811,000 in 1995 and increased by $1,450,000 or 179% to
$2,261,000 in 1996. These increases are due primarily to the increase in average cash balances available for investment as a result of the sale of equity securities during 1995 and 1996. The Company conducts its European operations through its wholly-owned French subsidiary, SangStat Atlantique S.A. and its Canadian operations through its wholly-owned subsidiary SangStat Canada, Ltd. and does not currently engage in any foreign currency hedging activities. The Company's operations in Europe are primarily related to research and development, including clinical trial activities, for its pharmaceutical product candidates. The Company's loss generated from its European operations have increased $202,000 or 23% from $865,000 in 1994 to $1,067,000 in 1995 and $246,000 or 23% to $1,313,000 in 1996, primarily due to expansion of such research and development activities. The Company has not historically experienced significant gains or losses associated with foreign currency rate fluctuations and does not believe it has significant exposure to risks associated therewith. See Notes 1, 7 and 13 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1996, the Company has financed its operations substantially from proceeds of approximately $21,236,000 from private placements, $6,750,000 in licensing fees and milestone payments from Baxter, and $61,342,000 from public offerings of its Common Stock.

     During the years ended December 31, 1994, 1995 and 1996, the Company's net cash used in operating activities was approximately $5,210,000, $8,591,000 and $12,526,000, respectively. The increase in net cash used in operating activities in each year above is substantially due to the increased amount of net loss incurred in each year. As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $41,321,000 and total assets of $44,750,000.

     Net cash provided by financing activities totalled $7,177,000, $5,213,000 and $44,811,000 during the years ended December 31, 1994, 1995 and 1996. Such amounts were substantially comprised of proceeds received from the sale of Common Stock during the respective periods of $7,402,000, $5,581,000 and $45,159,000 offset in part by net repayments of notes payable and capital lease obligations.

     Net cash used in investing activities totalled $2,835,000, $1,873,000 and $17,048,000 during the years ended December 31, 1994, 1995 and 1996, and resulted substantially from the Company's net purchases of short-term investments.

     Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1 million during 1997.

     At December 31, 1996, the Company had Federal, state and foreign net operating loss ("NOL") carryforwards of approximately $37,200,000, $13,600,000 and $1,000,000, respectively, available to reduce future taxable income. In addition, the Company had available research and experimentation credit carryforwards of approximately $734,000 and $393,000 for federal and state tax purposes. The Company's ability to realize the benefits of the NOL and credit carryforwards is dependent upon the generation of sufficient taxable income in the respective taxing jurisdiction prior to their expiration. There can be no assurance that the Company will be able to generate sufficient taxable income to avail itself of such benefits.

     The Company expects to incur significant costs related to, among other things, continued clinical and preclinical testing, regulatory approval activities and research and development programs in the future, and establishment of larger sales staffs in the United States and Europe. If and when the Company receives FDA approval of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales, increased inventory levels and payment of certain license obligations. If the Company receives FDA approval for THYMOGLOBULIN, it would be obligated to make a final milestone payment under a related license agreement totalling $1.5 million.

     The Company may need to raise additional funds through additional financings, including private or public equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that adequate funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company anticipates that its existing capital resources, including the anticipated net proceeds from the Company's pending public offering and the interest earned thereon, will be sufficient to fund its operations for at least the next several years. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

RISK FACTORS

     HISTORY OF OPERATING LOSSES; FUTURE PROFITABILITY UNCERTAIN. SangStat was incorporated in 1988 and has experienced significant operating losses since that date. As of December 31, 1996, the Company's accumulated deficit was $40,826,000. The Company's operating expenses have increased from approximately $9.5 million to $13.2 million to $17.3 million over the last three fiscal years. Total revenues increased from approximately $3.7 million to $3.8 million and then decreased to $2.4 million and net losses from operations increased from approximately $5.8 million to $9.4 million to $14.9 million over the last three fiscal years. The Company expects to incur significant operating losses over the next several years. There can be no assurance that the Company will ever achieve significant revenues from product sales or profitable operations. To date, the Company's product revenues have been substantially dependent on sales of certain organ transplantation products, including a limited number of monitoring products and sales of THYMOGLOBULIN in Canada under Canada's Emergency Drug Release (EDR) program.

     NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce and market its potential products. Much of the development work for SangStat's potential products remains to be completed. There can be no assurance that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products if developed and introduced will be successfully marketed. To date, the Company has no drug products approved for commercial sale in any country.

     The Company's product candidates will require extensive development, testing and investment, as well as regulatory approval prior to commercialization. Cost overruns due to unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow the development effort and ultimately would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company's research and development efforts will be successful and that any given product will be approved by appropriate regulatory authorities or that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, will not infringe the proprietary rights of others or will achieve market acceptance.

     The Company's first drug candidate, THYMOGLOBULIN, for which the Company has licensed the rights from PMC in the United States and Canada, has not been approved for commercial sale in these territories. The Company completed a single multi-center Phase III clinical trial in the United States in

August 1996 and filed an Establishment License Application ("ELA") with PMC and PLA with the FDA in August 1996 and January 1997, respectively. The PLA for THYMOGLOBULIN was accepted for review by the FDA in February 1997. The Company has also filed an NDS for marketing approval in Canada. However, there can be no assurance that the results of this Phase III clinical trial, in combination with existing European safety and efficacy data and manufacturing process data, will be sufficient to support an ELA, PLA, or any necessary future ELA supplement needed for commercial marketing. In addition, there can be no assurance that THYMOGLOBULIN will be demonstrated to have the manufacturing or quality control specifications and requisite safety and efficacy so that an ELA/PLA or NDS will be obtained from either the United States or Canada, respectively, or that THYMOGLOBULIN will be manufactured in sufficient quantities or will become a viable commercial product.

     The Company's other principal pharmaceutical product candidates, including the Company's formulations of CYCLOSPORINE and AZATHIOPRINE, as well as CELSIOR and ALLOTRAP 2702, have not been approved for commercial sale in any country. The Company commenced human bioequivalence trials with respect to AZATHIOPRINE in October 1996. The Company recently voluntarily withdrew its 510(k) for a two-component CELSIOR product and is now conducting a clinical trial for a redesigned one-component, ready-to-use CELSIOR product candidate. The Company has completed a Phase I clinical trial and an initial Phase II pharmacokinetic and safety clinical trial for ALLOTRAP 2702, both of which took place in France. The Company designed both clinical trials to comply with regulatory standards in France as well as in the United States, so that it may use the data to support its NDA to the FDA. There can be no assurance that such data will be accepted by the FDA. The use of ALLOTRAP peptides to promote graft acceptance in humans is novel and unproven and there can be no assurance that such peptides will prove to be safe or effective in humans for any clinical indication, including for any transplant type or at any dosage. The Company has no clinical evidence in humans that ALLOTRAP peptides will be effective in promoting graft acceptance or safety in transplant patients and there can be no assurance that ALLOTRAP 2702 or any other product candidates based on ALLOTRAP peptides will receive marketing approval or become viable commercial products. Certain of the Company's monitoring product candidates are in development and have not been approved for commercial sale. There can be no assurance that these product candidates will be successfully developed, receive regulatory approval or be marketed on a profitable basis. See "Business--Products and Product Candidates."

     RISKS ASSOCIATED WITH CYCLOSPORINE. The Company is developing a generic CYCLOSPORINE for chronic immunosuppression. Commercialization of the Company's CYCLOSPORINE drug candidate may be several years away and successful development and commercialization is subject to numerous risks, including failure to obtain regulatory approvals and potential intellectual property claims of third parties, including those of Novartis and its manufacturing contractors. In addition, if the Company is unable to demonstrate to the FDA that its formulation is bioequivalent to Neoral, a currently approved Novartis formulation, the Company would be required to undertake additional development work and seek regulatory approval through the potentially longer NDA process if it wished to continue to pursue this product candidate. There can be no assurance that the proposed label, dosage form or manufacturing process of the Company's CYCLOSPORINE, or the results of the Company's CYCLOSPORINE bioequivalence study, will be accepted by the FDA. Furthermore, there can be no assurance that the current FDA policies and regulations pertaining to the Company's products or product candidates will not change in the future.

     There can be no assurance that Novartis will not seek to protect its market share through litigation, or other actions, against SangStat, its affiliates and partners, or the FDA, or take actions which could adversely affect the regulatory approval process. To date, no litigation has been commenced by Novartis nor has Novartis threatened the Company with litigation. In November 1996, however, Novartis filed a citizens' petition with the FDA, as described below, seeking to prohibit the use of Neoral as a reference drug for demonstration of bioequivalence. There also can be no assurance that SangStat's formulation will not be found to infringe on Novartis' proprietary rights. If Novartis brings suit against SangStat in the United States or elsewhere, SangStat could be greatly delayed in obtaining regulatory approval of any CYCLOSPORINE product, in bringing any CYCLOSPORINE product candidate to market, or could be enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. A number of key employees were previously employed at Novartis and it is possible a claim could be asserted against SangStat based on such prior employment. While the Company believes that such a claim would be without merit, in part because such employees have informed the Company that they did not have any non-competition agreements with Novartis and that they have not violated any confidentiality agreements with Novartis, such a claim could nonetheless result in litigation. Any litigation, whether or not resolved in favor of the Company, is likely to be expensive, lengthy and time consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. To date no litigation has been threatened, but there can be no assurance that Novartis will not commence litigation or otherwise attempt to delay the marketing of CYCLOSPORINE in the future.

     Novartis filed a citizens' petition with the FDA to remove the designation of its Neoral cyclosporine product as a reference listed drug in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). A "reference listed drug" is an approved drug against which generic drug candidates can be measured to determine bioequivalence. The FDA has accepted for review SangStat's CYCLOSPORINE AADA submitted for approval based on bioequivalence to Neoral. Neoral was listed as a reference drug in the Orange Book published in February 1997. However, should the FDA remove Neoral as a reference listed drug in the Orange Book, SangStat may be required to submit a full application rather than an AADA for any generic cyclosporine product submitted for approval based on bioequivalence to Neoral. If the FDA requires SangStat to file a full application rather than an AADA for CYCLOSPORINE the time required for agency review of the application could be materially lengthened and adversely affect the likelihood of agency approval of the application. Novartis may submit additional citizens' petitions and other documents and information to the FDA that may raise other issues related to procedural and substantive requirements for approval of any SangStat CYCLOSPORINE application. The submission of such petitions, documents, and/or information could materially lengthen the time required for agency review of the application and adversely affect the likelihood of agency approval of the application.

     Cyclosporine is particularly difficult to manufacture and there can be no assurance that SangStat's CYCLOSPORINE drug candidate can be manufactured in commercial quantities at an economical cost. There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize its CYCLOSPORINE product without infringing patent or other proprietary rights of Novartis or other third parties. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to cyclosporine formulations are expected to continue to present significant barriers to entry to potential competitors.

     The Company has contracted for commercial scale production of cyclosporine bulk material (i.e. the active ingredient of CYCLOSPORINE) for its CYCLOSPORINE drug candidate from an established third-party manufacturing source. The Company has also separately contracted for the manufacture of the finished commercial supply of its CYCLOSPORINE product candidate from an established third-party source. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     UNCERTAINTY OF MARKET ACCEPTANCE. Even if regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. In addition, there can be no assurance that the Company will receive an "AB" rating (i.e. designation by the FDA that a generic drug is bioequivalent to an FDA approved reference listed drug, allowing substitution of one for the other) on CYCLOSPORINE or AZATHIOPRINE which in certain cases would require substitution of the Company's CYCLOSPORINE for Neoral and AZATHIOPRINE for Imuran, respectively. In particular, there can be no assurance that the Company's product candidates would obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payors to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company or third-party distributors or agents retained by the Company. There can be no assurance that patients, physicians, pharmacists, or third-party payors will accept the Company's products. In particular, with respect to CYCLOSPORINE, there can be no assurance that even if product approval is obtained, the Company will be successful in taking significant market share away from Novartis.

     UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The Company's success depends in part on its ability to obtain and enforce patent protection for its products and to preserve its trade secrets. The Company holds patents and pending patent applications in the United States and abroad. The Company's patents involve specific claims and thus do not provide broad coverage. There can be no assurance that the Company's patent applications or any claims of these patent applications will be allowed, or found to be valid or enforceable, that any patents or any claims of these patents will provide the Company with competitive advantages for its products or that such issued patents and any patents issued under pending patent applications will not be successfully challenged or circumvented by the Company's competitors. The Company has not conducted extensive patent and prior art searches with respect to many of its product candidates and technologies, and there can be no assurance that third-party patents or patent applications do not exist or could not be filed in the United States, Europe or other countries which would have an adverse effect on the Company's ability to market its products. There can be no assurance that any claims in the Company's patent applications would be allowed, or found to be valid or enforceable, or that any of the Company's products would not infringe on others' patents or proprietary rights in the United States or abroad. The ALLOTRAP peptide family is being developed under an exclusive, worldwide license from Stanford University. Although Stanford has filed patent applications with respect to such technology, there can be no assurance that, other than the patent application that has issued, any of the claims of such patent applications will be allowed, or found to be valid or enforceable and as to the issued patent, that the claims will be found to be valid or enforceable.

     Patent applications in the United States are maintained in secrecy until patents issue. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, SangStat cannot be certain that it was the first to discover compositions covered by its pending patent applications or the first to file patent applications on such compositions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford protection against a competitor.

     There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize CYCLOSPORINE without infringing third-party patents. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to cyclosporine are expected to continue to present significant barriers to entry to potential competitors because of the large number and scope of Novartis' patents, and the difficulty of solubilizing cyclosporine bulk material into a formulated drug product. There can be no assurance that Novartis or its contract manufacturers will not seek to protect its market share through litigation, or otherwise, or that SangStat's CYCLOSPORINE will not be found to infringe Novartis' or others' proprietary rights. Any litigation, brought by Novartis or other parties, whether or not resolved in favor of the Company, is likely to be expensive and time-consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. No assurance can be given that Novartis will not commence litigation or otherwise attempt to affect the regulatory approval or marketing of CYCLOSPORINE in the future. If Novartis or other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from selling such products or processes and might be required to obtain a license to manufacture or sell the affected product or process. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under any such patent on acceptable terms. In particular, in the case of CYCLOSPORINE, the Company believes that no license would be available on acceptable terms. The biotechnology and pharmaceutical industries have experienced significant litigation regarding patent and other intellectual property rights. If the Company becomes involved in such litigation with respect to CYCLOSPORINE or any other product, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation. See "Business--Patents and Proprietary Technology" and "Risk Factors -- Risks Associated with CYCLOSPORINE."

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors. The Company has registered or applied for registration of the names of most of its products under development or commercialized for research and development use. However, there can be no assurance that any trademark registration will be granted or not challenged by competitors. See "Business--Patents and Proprietary Technology."

     SUBSTANTIAL COMPETITION. The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effectiveness marketing, distribution and price. The Company believes it competes favorably with respect to all of these factors. With respect to THYMOGLOBULIN, CYCLOSPORINE and AZATHIOPRINE, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. The drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. For example, the Company believes that the degree of market penetration of its CYCLOSPORINE drug candidate is dependent in part on whether the Company is the first company to market a bioequivalent formulation of cyclosporine. The Company believes that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis would compete with CYCLOSPORINE. Additionally, Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM, marketed by Pharmacia & Upjohn Inc., would be competitive with THYMOGLOBULIN. Prograf, marketed by Fujisawa Pharmaceutical Co. Ltd., CellCept, marketed by Roche Ltd. and

Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with CYCLOSPORINE and AZATHIOPRINE. All of the aforementioned competitive and other drugs are commercially available for use as immunosuppressive drugs and are widely prescribed. To the extent these therapeutics, monitoring products or novel transplant procedures address the problems associated with transplantation on which the Company has focused, they may represent significant competition. See "Business--Competition."

     LIMITED MANUFACTURING CAPABILITY. The Company lacks facilities to manufacture any of its drug candidates in accordance with current good manufacturing practices prescribed and strictly enforced by the FDA. The Company generally relies on third parties to manufacture its compounds for clinical trials, including THYMOGLOBULIN, CYCLOSPORINE, AZATHIOPRINE, CELSIOR and ALLOTRAP 2702 and has contracted or expects to contract for commercial production of these compounds. The Company has an agreement with PMC under which it intends to obtain THYMOGLOBULIN for clinical trials and commercial use. There can be no assurance that PMC or other manufacturers will meet FDA standards governing Good Manufacturing Practices ("GMP") or other regulatory guidelines, that any ELA's required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a preapproval inspection. The Company is currently purchasing ALLOTRAP 2702 for clinical trials from UCB bioproducts S.A. ("UCB") located in Belgium, and intends to contract with UCB for commercial production. The Company is currently purchasing CYCLOSPORINE for clinical trials from an established fermentation manufacturing source under a contract which also provides for the production of commercial scale quantities. The Company has also entered into an agreement with Eli Lilly and Company ("Lilly") under which Lilly has agreed to fill and finish bulk CYCLOSPORINE, provided by the Company, for subsequent commercial sale and distribution worldwide by the Company. There can be no assurance that the Company will be able to enter into secondary bulk material source contracts or successful secondary commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. The Company will depend on all such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to replace its manufacturing capacity quickly or efficiently in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. For certain of its potential products, the Company will need to develop its production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

     To date, the Company is manufacturing only two monitoring products in commercial quantities, PRA-STAT and CROSS-STAT, which are being marketed by SangStat's direct sales force in Europe and North America. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable cost. The Company has limited experience in manufacturing its monitoring products, and there can be no assurance that the Company will be able to continue production of its existing products and scale-up production of future monitoring products to commercial levels. In addition, some materials used in the Company's products may be available only from sole suppliers. There can be no assurance that interruptions in supplies will not occur in the future, which could have a material adverse effect on the Company's ability to manufacture its products or to conduct clinical trials.

     LIMITED MARKETING CAPABILITY. The Company has a limited marketing and sales staff. To the extent that the Company itself undertakes to market a substantial portion of its products, or is unable to enter into co-promotion agreements or to arrange for third-party distribution of its products, additional expenditures, management resources and time will be required to develop a sales force. Currently, the Company intends to develop a sales force both in North America and Europe to market its products. However, there can be no assurance that the Company will be able to establish a sales force or enter into co-promotion or distribution agreements on terms favorable to the Company or on a timely basis. In addition, if the Company succeeds in bringing products to market, it will compete with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales operations would compete successfully against such other companies. The Company has recently established THE TRANSPLANT PHARMACY for the direct distribution by mail order of the Company's products and services, as well as products and services of third parties. Establishing THE TRANSPLANT PHARMACY as a viable distribution system entails a number of risks including the Company's ability to enter into agreements with transplant centers to utilize THE TRANSPLANT PHARMACY's services, compliance with state regulations regarding pharmacy licensing and compliance with federal and state laws regulating payments for referrals for health care services. There can be no assurance that the Company will be successful in establishing THE TRANSPLANT PHARMACY as a viable distribution method for the Company's products and services. See "Business--Marketing."

     NO ASSURANCE OF FDA, CANADIAN OR EUROPEAN REGULATORY APPROVAL; GOVERNMENT REGULATION. The Company's research, preclinical development, clinical trials, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, the Company must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with GMP requirements. The Company must also demonstrate the approvability of a PLA and ELA for its biological products. The approval of the Company's generic product candidates is dependent on demonstrating bioequivalence with reference products in addition to assurance of the compliance with GMP regulations. In order to market its monitoring products, which are considered to be medical devices, the Company or its licensees will be required either to receive 510(k) marketing clearance or Premarket Approval Application ("PMA") approvals from the FDA for such products among other regulatory requirements. To obtain a 510(k) marketing clearance, the Company must show that a monitoring product is "substantially equivalent" to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain PMA approval, the Company must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Additionally, the Company is currently distributing several monitoring products for research or investigational use. Although the Company believes it is complying with FDA regulations regarding such distribution, there can be no assurance that the FDA will not determine that the Company is violating FDA regulations with respect to the distribution of these products. The process of obtaining FDA and other required regulatory approvals is lengthy and will require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals. Moreover, if and when such approval is obtained, the marketing, distribution and manufacture of the Company's products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and employees. Additionally, the Company intends to pursue commercialization of its products in European countries. Both the Company's pre-transplant and post-transplant monitoring products should be subject to regulation as in vitro medical devices for which regulations are being presently formulated under harmonized European Directives. This new Directive is likely to impose additional requirements on the pre-transplant donor/recipient matching products and the post-transplant monitoring products. This legislation may include, among other things, requirements with respect to the design, safety and performance of the products as well as impose premarket approval procedures such as product type certification and quality systems certification of manufacturing. The Company's therapeutic products are subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals or the approvals for the proposed indications. See "Business--Government Regulation."

     DEPENDENCE ON COLLABORATIVE RELATIONSHIPS. The Company has in the past relied on collaborative relationships to finance certain of its research and development programs. The Company may enter into collaborative relationships with corporate and other partners to develop and commercialize certain of its potential products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. See "Business--Strategic Relationships."

     DEPENDENCE UPON KEY PERSONNEL. The Company's ability to develop its business depends in part upon its attracting and retaining qualified management and scientific personnel, including consultants and members of its Scientific, Medical and Regulatory Advisory Board. As the number of qualified personnel is limited, competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such people. The loss of key personnel or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse effect on the Company's financial condition and results of operations. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel, in areas such as research, product development, preclinical testing, clinical trial management, regulatory affairs, finance, manufacturing, pharmacy affairs and marketing and sales. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Scientific, Medical, Pharmacy and Regulatory Advisory Board" and "Management."

     UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT. SangStat's ability to commercialize its products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of newly approved healthcare products and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. In certain foreign markets, pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "Business--Products, Product Candidates and Services."

     FLUCTUATIONS IN OPERATING RESULTS. The Company's operating losses have increased each year since inception and losses are expected to continue in the future as a result of a number of factors including the uncertainty in the timing and the amount of revenue earned upon product sales and achievement of research and development milestones, funding under collaborative research agreements and expenses required for product development, clinical trials and marketing operations. The Company's operating results may fluctuate significantly depending on other factors, including the introduction of new products by the Company's competition, regulatory actions, market acceptance of the Company's products, adoption of new technologies, manufacturing capabilities, legal actions and third-party reimbursement policies.

     PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products manufactured by the Company results in adverse effects during research, clinical development or commercial use. While the Company will attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company's product liability insurance coverage is currently limited to $3,000,000 which may not be adequate insurance coverage to cover potential liability exposures. Moreover, there can be no assurance adequate insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the business, financial condition, cash flows and results of operations of the Company.

     HAZARDOUS MATERIALS. In connection with its research and development activities and operations, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that the Company will not incur significant costs to comply with environmental and health and safety regulations. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. "See Business--Government Regulation."

     VOLATILITY OF STOCK PRICE. The market prices for securities of biotechnology companies, including the Company's, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, regulatory developments, disputes or developments related to patent or other proprietary rights, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. See "Price Range of Common Stock."

     EFFECT OF CERTAIN PROVISIONS; ANTITAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS, STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW. Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, the Company has adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire shares of the Company or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to item 14(a)(1) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers, directors and key employees of the Company, and their ages are as follows:

               NAME                  AGE                          POSITION
-----------------------------------  ---     --------------------------------------------------
Philippe Pouletty, M.D.............   38     Chief Executive Officer and Chairman
David Winter, M.D..................   61     President, Chief Operating Officer
Timothy J. Schroeder...............   37     Executive Vice President, Clinical Development
Ralph Levy.........................   47     Senior Vice President, Operations, and Secretary
Hana Berger Moran, Ph.D............   50     Senior Vice President, Regulatory Affairs
Roland Buelow, Ph.D................   39     Vice President, Research and Development
Randell J. Correia, Pharm.D........   38     Vice President, The Transplant Pharmacy
Henry N. Edmunds, Ph.D.............   51     Vice President, Chief Financial Officer
Robert Floc'h, Ph.D................   46     Vice President, Pharmaceutical Development and
                                             General Manager, SangStat Atlantique
Gilles des Gachons, M.D............   35     Vice President, SangStat Canada, Ltd.
Maree Wall.........................   32     Vice President, Corporate Communications
Gordon Russell(2)..................   62     Director
Fredric J. Feldman, Ph.D...........   57     Director
Elizabeth Greetham(1)..............   47     Director
Richard D. Murdock.................   49     Director
Andrew J. Perlman, M.D.,              46     Director
  Ph.D.(1).........................
Vincent R. Worms(1)(2).............   42     Director

------------------------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     Philippe Pouletty, M.D., founded SangStat in 1988 and has served as Chief Executive Officer since then. Dr. Pouletty has also been a Director since 1988, and has served as Chairman since February 1995. Dr. Pouletty was a founder and, from 1984 to 1988, a Director of Research at Clonatec, a French diagnostics company. Dr. Pouletty has a M.D. degree from the University of Paris VI. He holds a M.S. in immunology and a M.S. in virology from Institut Pasteur. Dr. Pouletty conducted research as a post-doctoral fellow at Stanford University. He serves as Vice-President of Fondation Transvie, a non-profit foundation for xenotransplantation.

     David Winter, M.D., joined SangStat in February 1995 as President and Chief Operating Officer. From October 1992 to February 1995 he was President and Chief Operating Officer at GenPharm International, Inc. He was formerly Vice President, Clinical Research & Development, and Vice President, Scientific and External Affairs for Sandoz Pharmaceuticals Corporation (now Novartis) from 1985 to 1992. Dr. Winter received his M.D. from Washington University of St. Louis.

     Timothy J. Schroeder joined SangStat in October 1993 as its Executive Vice President, Clinical Development. From 1987 to 1993, he was the Director of Transplant Laboratory Services at the University of Cincinnati Hospital and from 1990 to 1993, he was an Assistant Professor of Pathology and Laboratory Medicine at the University of Cincinnati. Mr. Schroeder has been a consultant to several pharmaceutical companies. He is a member of the American Society of Transplant Physicians, of the Transplantation Society and of the International Liver Transplant Society. His graduate degree is from the University of Cincinnati College of Medicine.

     Ralph Levy joined the Company in July 1990 as Vice President of Operations. In December 1995 Mr. Levy was promoted to Senior Vice President, Operations. From 1988 to 1989, he was the Director of Operations for Syva Company. From 1987 to 1988, he was the Director of Manufacturing and Materials Management at Gen-Probe, Inc. Mr. Levy has an B.S. in Chemistry from City College of New York and a M.S. in Chemistry from Seton Hall University.

     Hana Berger Moran, Ph.D., joined SangStat in April 1994 as Vice President, Regulatory Affairs. In January 1997 she was promoted to Senior Vice President, Regulatory Affairs. From 1991 to 1994 she was Director of Regulatory Affairs at Athena Neurosciences, Inc., and from 1990 to 1991 was Associate Director of Regulatory Affairs at Fujisawa Pharmaceutical Co. Dr. Berger Moran holds an M.S. degree in chemical engineering in pharmaceutical sciences and technology from Slovak Institute of Technology and a Ph.D. in organic chemistry of natural products from Feinberg Graduate School at the Weizmann Institute of Science in Rehovoth, Israel.

     Roland Buelow, Ph.D., joined the Company in February 1993 as Vice President, Research. From 1989 to January 1993 he was Project Leader at Immulogic Pharmaceutical Corporation. From 1987 to 1989, Dr. Buelow was Research Scientist at Stanford University. Dr. Buelow received his Ph.D. from the Max-Planck Institute for Biology in Tuebingen, Germany.

     Randell J. Correia, Pharm.D., joined SangStat in October 1995 as Vice President of Pharmacy Affairs. From 1988 to 1994 he was the Chief Executive Officer of California Infusion Services, a subsidiary of California Healthcare System. In 1995 he served as Program Manager for Stanford Health Systems Home Pharmacy. Dr. Correia is an Assistant Clinical Professor for the University of California at San Francisco and the University of the Pacific Schools of Pharmacy. Dr. Correia has a Doctor of Pharmacy Degree from the University of the Pacific, Stockton, California.

     Henry N. Edmunds, Ph.D., joined SangStat in June 1992 as Vice President, Chief Financial Officer. From 1984 to 1992, Dr. Edmunds was the Director of Business Development and Business Manager of Genencor, Inc. Dr. Edmunds has a Ph.D. in Biochemistry from the University of California at Berkeley and an M.B.A. from the Stanford Graduate School of Business.

     Robert Floc'h, Ph.D., joined SangStat Atlantique in November 1992 as General Manager and Vice President, Pharmaceutical Development. From 1991 to 1992 he was General Manager of Departmental Laboratories at the Department of Loire Atlantique. From 1980 to 1991, Dr. Floc'h was with Rhone Poulenc S.A., where he held various positions of increasing responsibility most recently as head of the Department of Chemical and Biopharmaceutical Development of Rhone Merieux since 1986. Dr. Floc'h is a pharmacist and holds a Ph.D. in Medicinal Chemistry from the University at Nantes.

     Gilles des Gachons, M.D., joined the Company in June 1994 as the General Manager, SangStat Canada Ltd. In June 1996 he was promoted to Vice President, SangStat Canada Ltd. From 1992 to 1994, he was Product Director for Ortho Biotech, Inc., becoming also Clinical Director in 1993. He joined Johnson & Johnson, International as Product Manager in 1989. Dr. des Gachons earned two post-graduate degrees in Health Economics, and Medical and Odontological Evaluation, from the University of Paris, and graduated in the Political Science Program in Public Administration at the Institut d'Etudes Politiques de Paris. He has an M.D. from the University of Paris and an M.P.H. from Harvard University.

     Maree Wall joined SangStat in January 1996 as Vice President, Corporate Communications. From 1986 to 1992 she was a sales representative and Product Manager at Sandoz Australia Pty. Ltd. (now Novartis). She transferred to Sandoz' U.S. affiliate in 1992 and was assigned to the Immunology Product Marketing Group and worked on both Transplantation and Autoimmune Disease indications. Most recently, she was an Associate Director in the Transplant Business Unit at Sandoz Pharmaceutical Corporation (now Novartis). Ms. Wall holds a B.S. degree in Microbiology and Physiology from the University of Western Australia.

     Gordon Russell has served as Chairman of the Board from January 1992 until February 1995, and as a Director of the Company continuously since February 1990. In February 1995, Mr. Russell resigned from his post as Chairman of the Board. Mr. Russell serves on the Board of ChemTrak Incorporated and has been a General Partner of Sequoia Capital since 1979. Mr. Russell is Chairman of the Board of Overseers of the Dartmouth Medical School and the C. Everett Koop Institute at Dartmouth. He also serves as Chairman of the Board of Trustees of the Palo Alto Medical Foundation. Mr. Russell has an A.B. in History from Dartmouth College.

     Fredric J. Feldman, Ph.D., has been a Director of the Company since March 1992. He is currently CEO and a Director of Biex, Inc., a women's healthcare company, and a Director of OrthoLogic Corporation and Oncogenetics, Inc. From 1992 to 1995 he was Chairman and CEO of Oncogenetics, Inc. From 1988 to 1992, he was President and CEO of Microgenics Corporation, a medical diagnostics product manufacturer. From 1984 to 1988, Dr. Feldman served as the President of Instrumentation Laboratory, a diagnostic instrument company. Dr. Feldman has a Ph.D. in Analytical Chemistry from the University of Maryland and a B.S. in Chemistry from Brooklyn College of City University of New York.

     Elizabeth Greetham has been a Director of the Company since September 1996. She is currently Portfolio Manager of Life Sciences L.P. Funds and handles analytical responsibilities for all healthcare investments for the institutional, Mutual and High Individual Net Worth Accounts at Weiss, Peck & Greer Investments, where she has been employed since 1990. Ms. Greetham also serves as a Director of various pharmaceutical companies, including Medco Research, Chemex Pharmaceutical, Progenics Pharmaceutical, Repligen, Guilford Pharmaceutical and ChiRex. Ms. Greetham has a M.A. in Economics from Edinburgh University.

     Richard D. Murdock has been a Director of the Company since October 1993. He is also a Director of Matrix Pharmaceutical, a public biotechnology company. Mr. Murdock has been the CEO and a Director of CellPro, Incorporated, a public biotechnology company, since June 1992. From August to December 1991, he was CellPro's Vice President of Marketing and Corporate Development and in December 1991 he was appointed President. From 1989 to 1991, he was European Vice President of the Fenwal Division of Baxter, which specializes in automated blood-processing equipment. From 1986 to 1989, he was Vice President of Marketing for Fenwal Automated Systems Inc. Mr. Murdock received a B.S. in Zoology from the University of California at Berkeley in 1969.

     Andrew J. Perlman, M.D., Ph.D., has been a Director of the Company since December 1992. Dr. Perlman has been the Vice President of Medical Research at Tularik, Inc., a private biotechnology company, since January 1993. From 1987 to 1993, Dr. Perlman served in various positions at Genentech, Inc., most recently as Senior Director, Clinical Research. Dr. Perlman has an M.D. and a Ph.D. in Physiology from New York University.

     Vincent R. Worms has been a Director of the Company since October 1991. Mr. Worms has been a General Partner of Partech International since 1982. He has an engineering degree from Ecole Polytechnique in Paris, and an M.S. degree from the Massachusetts Institute of Technology. Mr. Worms is presently a Director of Visioneer and Business Objects.

     The Company's bylaws authorize the Board of Directors to fix the number of directors. The number is currently fixed at seven. All Directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve at the discretion of the Board of Directors. There are no family relationships among executive officers or Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and four other most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year whose compensation for such year was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the 1996, 1995, and 1994 fiscal years. Such individuals will be hereafter referred to as the Named Executive Officers. No other executive officer who would otherwise have been includable in such table on the basis of salary and bonus earned for the 1996 fiscal year resigned or terminated employment during that fiscal year.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL                           LONG-TERM
                                             COMPENSATION             COMPENSATION
                                                                  --------------------
                                                                         AWARDS
                                 ----------------------------     --------------------
                                          -------------------     NUMBER OF SECURITIES      ALL OTHER
           NAME AND                       SALARY       BONUS           UNDERLYING          COMPENSATION
      PRINCIPAL POSITION         YEAR       ($)         ($)             OPTIONS               ($)(1)
-------------------------------  ----     -------     -------     --------------------     ------------
Philippe Pouletty..............  1996     250,000         (3)             35,000              11,470
President and                    1995     200,000      75,000            110,000               9,618
Chief Executive Officer          1994     160,000      64,000                 --              10,342

David Winter...................  1996     170,000         (3)                 --              11,244
President and Chief Operating    1995     146,243(2)       --            125,000               7,582
Officer

Ralph Levy.....................  1996     142,708         (3)             10,500               8,243
Vice President                   1995     120,479      26,205             15,000               7,447
Operations                       1994     107,854      23,708                 --               8,939

Roland Buelow..................  1996     129,167         (3)             10,500               7,766
Vice President,                  1995     120,000      29,625             25,000               6,415
Research                         1994     111,000      23,310                 --               7,826

Robert Floc'h..................  1996     117,286         (3)             10,500               9,266
Vice President,                  1995     123,468      23,680             15,000               9,898
Pharmaceutical,                  1994     103,828      19,727                 --               6,113
Development and General
  Manager, SangStat Atlantique

---------------
(1) Represents the health insurance premiums paid on behalf of such individuals.

(2) David Winter joined SangStat on February 20, 1995 as President and Chief Operating Officer. The stated salary is for the period February 20, 1995 through December 31, 1995.

(3) The bonus amounts for the 1996 fiscal year have not yet been established.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1996. No stock appreciation rights were granted during 1996.

                                  INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
-------------------------------------------------------------------------------------     VALUE AT ASSUMED
                                             PERCENT OF                                   ANNUAL RATES OF
                               NUMBER OF    TOTAL OPTIONS                                   STOCK PRICE
                               SECURITIES    GRANTED TO                                   APPRECIATION FOR
                               UNDERLYING   EMPLOYEES IN      EXERCISE                     OPTION TERM(4)
                                OPTIONS        FISCAL          PRICE       EXPIRATION   --------------------
            NAME               GRANTED(1)      YEAR(2)      ($/SHARE)(3)      DATE         5%         10%
-----------------------------  ----------   -------------   ------------   ----------   --------   ---------
Philippe Pouletty............     35,000         14.4         $  13.50       7/23/06    $297,153   $ 753,043
David Winter.................         --           --               --            --          --          --
Ralph Levy...................     10,500          4.3         $  13.50       7/23/06      89,146     225,913
Roland Buelow................     10,500          4.3         $  13.50       7/23/06      89,146     225,913
Robert Floc'h................     10,500          4.3         $  13.50       7/23/06      89,146     225,913

---------------
(1) Each option will vest in four successive equal annual installments over the optionee's continued service with the Company measured from the date of grant. For Dr. Pouletty's 35,000 share grant, Dr. Buelow's 10,500 share grant, Dr. Floc'h's 10,500 share grant, and Mr. Levy's 10,500 share grant, the date of grant was July 24, 1996.

(2) Based on an aggregate of 243,700 options granted to employees in 1996, including options granted to the Named Executive Officers.

(3) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income or employment tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such tax liability.

(4) Potential realizable value is based on the assumption that the price per share of Common Stock appreciates at the assumed annual rate of stock appreciation for the option term. There is no assurance that the assumed 5% and 10% annual rates of appreciation (compounded annually) will actually be realized over the term of the option. The assumed 5% and 10% annual rates are set forth in accordance with the rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to the Named Executive Officers. Except as set forth below, no options or stock appreciation rights were exercised by any such officer during such year and no stock appreciation rights were outstanding on December 31, 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                        VALUE OF UNEXERCISED IN-THE-
                                                             NUMBER OF SECURITIES         MONEY OPTIONS AT FY-END
                                                            UNDERLYING UNEXERCISED       (MARKET PRICE OF SHARES AT
                                       VALUE REALIZED     OPTIONS AT FISCAL YEAR-END        FY-END ($26.50) LESS
                                      (MARKET PRICE AT               (#)                      EXERCISE PRICE)
                    SHARES ACQUIRED    EXERCISE LESS     ----------------------------   ----------------------------
       NAME         ON EXERCISE (#)   EXERCISE PRICE)    EXERCISABLE(1) UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------- ---------------   ----------------   ------------   -------------   ------------   -------------
Philippe
  Pouletty.........      5,600            $122,747          301,160             --       $6,262,644            --
David Winter.......         --                  --          125,000             --        2,609,375            --
Ralph Levy.........        500              13,863           62,620             --        1,414,447            --
Roland Beulow......         --                  --           49,500             --        1,014,225            --
Robert Floc'h......         --                  --           45,500             --          952,400            --

---------------
(1) The options are immediately exercisable but any shares of Common Stock acquired upon exercise are subject to repurchase by the Company at the original exercise price upon optionee's cessation of service prior to vesting of such shares. Of the exercisable options, as of December 31, 1996, Dr. Pouletty is vested in 262,100 shares, Mr. Levy is vested in 39,308 shares, Dr. Floc'h is vested in 21,438 shares, Dr. Buelow is vested in 16,313 shares and Dr. Winter is vested in 57,292 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL AGREEMENTS

     None of the Company's executive officers have employment agreements with the Company, and their employment with the Company may be terminated at any time at the discretion of the Board of Directors. However, the Compensation Committee of the Board of Directors has authority as Plan Administrator of the 1993 Stock Option Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following: (i) an acquisition of the Company by merger or asset sale, or (ii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of three directors, Elizabeth Greetham, Andrew Perlman and Vincent Worms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director, (iii) certain executive officers and (iv) all directors and executive officers as a group.

                                                                             PERCENTAGE OF SHARES
                                                                NUMBER        BENEFICIALLY OWNED
                                                               OF SHARES     ---------------------
                                                               BENEFICIALLY   BEFORE       AFTER
     NAME AND ADDRESS (AS REQUIRED) OF BENEFICIAL OWNER        OWNED (#)     OFFERING     OFFERING
-------------------------------------------------------------  ---------     --------     --------
Partech International(1).....................................   967,976         7.4%         6.4%
101 California Street
Suite 3150
San Francisco, CA 94111
David Rammler(2).............................................   753,321         5.7%         5.0%
3000 Sand Hill Road
Suite 280, Bldg. 4
Menlo Park, CA 94025
Sequoia Capital(3)...........................................   722,034         5.5%         4.8%
3000 Sand Hill Road
Suite 280, Bldg. 4
Menlo Park, CA 94025
Philippe Pouletty, M.D.(4)...................................   576,153         4.3%         3.7%
SangStat Medical Corporation
1505 Adams Drive
Menlo Park, California 94025
David Winter, M.D.(5)........................................   135,700         1.0%           *
Timothy J. Schroeder(6)......................................    68,700           *            *
Ralph Levy(7)................................................    75,500           *            *
Hana Berger Moran, Ph.D.(8)..................................    53,500           *            *
Roland Buelow, Ph.D.(9)......................................    67,500           *            *
Henry N. Edmunds, Ph.D.(10)..................................    43,500           *            *
Robert Floc'h, Ph.D.(11).....................................    45,500           *            *
Gordon Russell(3)............................................   767,277         5.8%         5.1%
Fredric J. Feldman, Ph.D.(12)................................    36,525           *            *
Elizabeth Greetham(13).......................................   274,000         2.1%         1.8%
Richard D. Murdock(14).......................................    18,600           *            *
Andrew J. Perlman, M.D., Ph.D.(15)...........................    23,400           *            *
Vincent R. Worms(1)..........................................   981,976         7.5%         6.5%
All directors and officers as a group (14 persons)...........  3,080,024       22.3%        20.4%

------------------------------

  *  Does not exceed one percent.

(#) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options which are currently exercisable or convertible or which will become exercisable or convertible within sixty (60) days after December 31, 1996 are deemed outstanding for computing the beneficial ownership of the person holding such option but are not outstanding for computing the beneficial ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (1) Includes 102,774 shares held by Parvest Europe Investment II, C.V. Includes 285,001 shares held by Parvest U.S. Growth Fund Partners, C.V. Includes 333,646 shares held by Parvest U.S. Partners II, C.V. Includes 246,555 shares held by entities which are affiliates of Partech International. Mr. Worms, a director of the Company, is a general partner of Parvest Europe Investment II, C.V., Parvest U.S. Growth Fund Partners, C.V. and Parvest U.S. Partners II, C.V. and either a general partner or a director of the affiliates referred to in the preceding sentence, and may be deemed to share voting and investment power with respect to such shares. The shares beneficially owned by Mr. Worms include options to purchase 14,000 shares granted in July 1996, subject to stockholder approval.

 (2) Includes 8,000 shares Common Stock held by Christine Rammler, Mr. Rammler's wife. Includes options to purchase 12,000 shares granted to David Rammler under the Option Plan.

 (3) Includes 663,434 shares held by Sequoia Capital Growth Fund. Includes 42,347 shares held by Sequoia Technology Partners III. Includes 323 shares held by Sequoia XX. Includes 12,470 shares held by Sequoia XXI. Includes 2,894 shares held by Sequoia XXII. Includes 566 shares held by Sequoia XXIII. Mr. Russell, a director of the Company, is a general partner of Sequoia Capital, and may be deemed to share voting and investment power with respect to such shares. Mr. Russell disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in the entities referred to above. The shares beneficially owned by Mr. Russell include 45,243 shares owned by Mr. Russell and options to purchase 14,000 shares granted in July 1996, subject to stockholder approval.

 (4) Includes options to purchase 301,160 shares of Common Stock.

 (5) Includes options to purchase 125,000 shares granted under the Option Plan.

 (6) Includes options to purchase 64,700 shares granted under the Option Plan.

 (7) Includes options to purchase 62,120 shares granted under the Option Plan.

 (8) Represents options to purchase 53,500 shares granted under the Option Plan.

 (9) Includes options to purchase 49,500 shares granted under the Option Plan.

(10) Includes options to purchase 19,479 shares granted under the Option Plan.

(11) Represents options to purchase 20,000 shares granted under the Company's 1993 Stock Option Plan (France) and options to purchase 25,500 shares granted under the Option Plan.

(12) Represents 13,125 shares held by the Feldman family trust, options to purchase 14,400 shares granted under the Option Plan, and options to purchase 9,000 shares granted in July 1996, subject to stockholder approval.

(13) Includes 255,000 shares held by Weiss, Peck & Greer Investments. Ms. Greetham, a Director of the Company, handles all healthcare investments for the institutional, Mutual and High Individual Net Worth Accounts at Weiss, Peck & Greer Investments, and may be deemed to have share voting and investment power in such shares arising from her interest in the entity above. Ms. Greetham disclaims beneficial ownership of such shares, except to the extent of her interest in the entity referred to above. The shares beneficially owned by Ms. Greetham include options to purchase 19,000 shares granted in September 1996, subject to stockholder approval.

(14) Represents options to purchase 9,600 shares granted under the Option Plan and options to purchase 9,000 shares granted in July 1996, subject to stockholder approval.

(15) Represents options to purchase 14,400 shares granted under the Option Plan and options to purchase 9,000 shares granted in July 1996, subject to stockholder approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No disclosure required.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          1. Financial Statements.

            Independent Auditors' Report..................................   52
            Consolidated Balance Sheets -- December 31, 1995 and 1996.....   53
            Consolidated Statements of Operations for the years ended
              December 31, 1994, 1995 and 1996............................   54
            Consolidated Statements of Stockholders' Equity for the years
              ended December 31, 1994, 1995 and 1996......................   55
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1994, 1995 and 1996............................   56
            Notes to Consolidated Financial Statements for the years ended
              December 31, 1994, 1995 and 1996............................   57
            2. Financial Statement Schedule.

            All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.
            3. Exhibits.  Reference is made to Item 14(c) of this Annual
              Report on Form 10-K.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

     (c) Exhibits.

 2.1(7)      Agreement and Plan of Merger dated as of July 24, 1995
             between the Registrant and SangStat Medical Corporation,
             a California corporation, as filed with the Delaware
             Secretary of State on August 11, 1995.
 3.1(7)      Amended and Restated Articles of Incorporation of the
             Registrant filed November 29, 1993.
 3.3(7)      Bylaws of Registrant.
 3.4(6)      Certificate of Designation for the Series A Junior
             Participating Preferred Stock, filed with the Delaware
             Secretary of State on August 16, 1995.
 4.5(3)      Specimen Common Stock Certificate of Registrant.
10.1(1)(3)   Collaborative Agreement effective April 19, 1993, as
             amended, between SangStat and Baxter Healthcare
             Corporation.
10.2(1)(3)   License Agreement, dated October 21, 1991, between the
             Registrant and The Board of Trustees of Leland Stanford
             Junior University.
10.3(3)      Contract for the Provisions of Services, dated October
             5, 1993 between the Centre Hospitals or Universitaire de
             Mantas an SangStat Atlantique.

10.4(1)(3)   License Agreement, dated October 13, 1993, between the
             Registrant and Pasteur Merieux Serums et Vacaine.
10.5(1)(3)   Letter Agreement between SangStat and Ortho Biotech.
10.6(2)(3)   1990 Stock Option Plan, as amended October 1992 and Form
             of Stock Option Agreement.
10.7(2)(3)   1993 Stock Option/Stock Issuance Plan.
10.8(3)      Series B Stock Purchase Agreement, dated September 21,
             1989, between the Registrant and the Investors listed in
             Schedule A thereto.
10.9(3)      Series C Stock and Warrant Purchase Agreement, dated
             January 26, 1990, between the Registrant and the
             Investors listed in Schedule A thereto.
10.10(3)     Series D Stock and Warrant Purchase Agreement, dated
             July 15, 1991, between the Registrant and the Investors
             listed in Schedule A thereto.
10.11(3)     Amendment Agreement to the Series D Stock and Warrant
             Purchase Agreement, dated October 5, 1992, between the
             Registrant and the Investors listed in Schedule A of
             that certain Series D Stock and Warrant Purchase
             Agreement, dated July 15, 1991.
10.12(3)     Note and Warrant Purchase Agreement, dated October 2,
             1992, between the Registrant and the Investors listed in
             the Schedule of Lenders thererto.
10.13(3)     Series E Stock and Warrant Purchase Agreement, dated
             April 15, 1993, between the Registrant and the Investors
             listed in Schedule A thereto.
10.14(2)(3)  Amended and Restated Shareholders Agreement, dated
             January 26, 1990, between the Registrant and Philippe
             Pouletty.
10.15(3)     Equipment Lease Agreement dated October 11, 1990 between
             SangStat and David Sampler.
10.16(3)     Real Property Lease, dated August 20, 1990, between the
             Registrant and Manle Business Park and Patrick
             Associates, Inc.
10.17(3)     Lease Agreement dated September 1, 1993 between SangStat
             Atlantique and Centre Hospitaliar.
10.18(7)     Form of Indemnification Agreement to be entered into
             between the Registrant and each of its officers and
             directors.
10.19(1)(3)  License Agreement, dated November 15, 1993, between the
             Registrant and the Board of Trustees of Leland Stanford
             Junior University
10.20(3)     Letter Agreement between the Registrant and Barter
             Healthcare Corporation dated December 11, 1993.
10.21(1)(5)  License Agreement with Pasteur Marieaux Serums et
             Vaccine.
10.22(2)(5)  Supply Agreement with Pasteur Marieux Serums et Vaccine.

10.23(4)     Common Stock Purchase Agreement, dated December 21, 1994
             between the Registrant and the investors listed in
             Schedule A thereto.
11.1(8)      Calculation of Net Loss Per Common and Equivalent Share.
21.1(5)      Subsidiaries of Registrant.
23.1         Independent Auditors' Consent.
24.1         Power of Attorney. (Reference is made to page 67)
27.1         Financial Data Schedule

------------------------------
(1) Confidential Treatment has been granted for the deleted portions of this document.

(2) Management contract or compensatory plan or arrangement.

(3) Previously filed as an Exhibit to the Registrant's REGISTRATION STATEMENT on Form S-1 (No. 33-70436).

(4) Previously filed as an Exhibit to the Registrant's Form 8-K filed January 6, 1994.

(5) Previously filed as an Exhibit to the Registrant's REGISTRATION STATEMENT on Form S-1 (No. 33-88432).

(6) Previously filed as an Exhibit to Registrant's Form 8-K filed August 14,
    1995.

(7) Previously filed as an Exhibit to the Registrant's REGISTRATION STATEMENT on Form 8-B filed December 4, 1995.

(8) Previously filed as an Exhibit to the Registrant's REGISTRATION STATEMENT on Form S-3 (No. 333-20301).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SangStat Medical Corporation:

We have audited the accompanying consolidated balance sheets of SangStat Medical Corporation and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SangStat Medical Corporation and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 29, 1997

                          SANGSTAT MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1996
                                                                  ------------     ------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $  4,609,186     $ 19,818,940
  Short-term investments........................................     4,612,565       21,501,961
  Accounts receivable...........................................       406,153          399,437
  Other receivables.............................................       170,118          483,252
  Inventories...................................................       766,124          802,137
  Prepaid expenses..............................................        73,531          413,181
                                                                  ------------     ------------
          Total current assets..................................    10,637,677       43,418,908
PROPERTY AND EQUIPMENT--Net.....................................       528,962          993,995
OTHER ASSETS....................................................       393,238          337,213
                                                                  ------------     ------------
          TOTAL.................................................  $ 11,559,877     $ 44,750,116
                                                                  ============     ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................  $  1,041,389     $  1,094,104
  Accrued liabilities...........................................       652,742          875,602
  Capital lease obligations--current portion....................       238,651          262,339
  Notes payable--current portion................................       254,249          462,743
                                                                  ------------     ------------
          Total current liabilities.............................     2,187,031        2,694,788
                                                                  ------------     ------------
CAPITAL LEASE OBLIGATIONS.......................................       286,558          296,715
                                                                  ------------     ------------
NOTES PAYABLE...................................................       804,811          803,631
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value 5,000,000 shares
     authorized; none outstanding...............................            --               --
  Common stock, $.001 par value, 25,000,000 shares authorized;
     outstanding: 1995, 9,598,083 shares; 1996, 13,129,560
     shares.....................................................    36,275,765       81,657,313
  Accumulated deficit...........................................   (28,051,991)     (40,825,826)
  Accumulated translation adjustment............................        46,811           20,634
  Unrealized gain on investments................................        10,892          102,861
                                                                  ------------     ------------
          Total stockholders' equity............................     8,281,477       40,954,982
                                                                  ------------     ------------
          TOTAL.................................................  $ 11,559,877     $ 44,750,116
                                                                  ============     ============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1994            1995             1996
                                                     -----------     -----------     ------------
REVENUES:
  Net product sales................................  $   674,253     $ 2,697,759     $  2,398,979
  Revenue from collaborative agreement (Note 6)....    3,000,000       1,125,000               --
                                                     ------------    ------------    -------------
          Total revenues...........................    3,674,253       3,822,759        2,398,979
                                                     ------------    ------------    -------------

COSTS AND OPERATING EXPENSES:
  Cost of sales and manufacturing expenses.........    1,503,307       2,753,173        2,845,802
  Research and development.........................    4,845,382       6,647,232        8,330,129
  Selling, general and administrative..............    3,157,015       3,772,289        6,120,489
                                                     ------------    ------------    -------------
          Total operating expenses.................    9,505,704      13,172,694       17,296,420
                                                     ------------    ------------    -------------
     Loss from operations..........................   (5,831,451)     (9,349,935)     (14,897,441)

OTHER INCOME (EXPENSE):
  Interest income..................................      427,253         811,056        2,261,450
  Interest expense.................................     (143,222)       (139,118)        (137,844)
                                                     ------------    ------------    -------------
          Other income--net........................      284,031         671,938        2,123,606
                                                     ------------    ------------    -------------
NET LOSS...........................................  $(5,547,420)    $(8,677,997)    $(12,773,835)
                                                     ============    ============    =============
NET LOSS PER COMMON SHARE (Note 1).................  $     (0.79)    $     (0.92)    $      (1.03)
                                                     ============    ============    =============
WEIGHTED AVERAGE COMMON SHARES.....................    7,049,032       9,384,726       12,405,081
                                                     ============    ============    =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK                        ACCUMULATED     UNREALIZED
                                       ------------------------   ACCUMULATED    TRANSLATION   GAIN (LOSS) ON
                                         SHARES       AMOUNT        DEFICIT      ADJUSTMENT     INVESTMENTS        TOTAL
                                       ----------   -----------   ------------   -----------   --------------   ------------
BALANCES, January 1, 1994............   6,707,626   $23,293,638   $(13,826,574)   $  30,423       $     --      $  9,497,487
Sale of common stock (net of issuance
  costs of $6,000)...................     244,314     1,576,823                                                    1,576,823
Sale of common stock upon private
  placement offering (net of issuance
  costs of $40,000)..................   1,400,000     5,560,000                                                    5,560,000
Exercise of stock options and
  warrants...........................     116,451       264,694                                                      264,694
Accumulated translation adjustment...                                                28,019                           28,019
Unrealized loss on investments.......                                                              (51,958)          (51,958)
Net loss.............................                               (5,547,420)                                   (5,547,420)
                                       ----------   -----------   ------------     --------       --------      ------------
BALANCES, December 31, 1994..........   8,468,391    30,695,155    (19,373,994)      58,442        (51,958)       11,327,645
Sale of common stock (net of issuance
  costs of $317,818).................   1,000,000     5,182,182                                                    5,182,182
Exercise of stock options and
  warrants...........................     129,692       398,428                                                      398,428
Accumulated translation adjustment...                                               (11,631)                         (11,631)
Unrealized gain on investments.......                                                               62,850            62,850
Net loss.............................                               (8,677,997)                                   (8,677,997)
                                       ----------   -----------   ------------     --------       --------      ------------
BALANCES, December 31, 1995..........   9,598,083    36,275,765    (28,051,991)      46,811         10,892         8,281,477
Sale of common stock (net of issuance
  costs of $408,729).................   3,450,000    45,062,271                                                   45,062,271
Exercise of stock options............      81,117        96,817                                                       96,817
Issuance of stock for services.......         360         8,460                                                        8,460
Stock option compensation expense....                   214,000                                                      214,000
Accumulated translation adjustment...                                               (26,177)                         (26,177)
Unrealized gain on investments.......                                                               91,969            91,969
Net loss.............................                              (12,773,835)                                  (12,773,835)
                                       ----------   -----------   ------------     --------       --------      ------------
BALANCES, December 31, 1996..........  13,129,560   $81,657,313   $(40,825,826)   $  20,634       $102,861      $ 40,954,982
                                       ==========   ===========   ============     ========       ========      ============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                 1994             1995             1996
                                                              -----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(5,547,420)    $ (8,677,997)    $(12,773,835)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      323,171          349,420          421,261
    Stock compensation expense..............................           --               --          222,460
    Changes in assets and liabilities:
      Accounts receivable...................................      (80,124)        (222,518)           5,167
      Other receivables.....................................       24,994          (46,503)        (316,123)
      Inventories...........................................     (298,149)        (157,992)         (37,016)
      Prepaid expenses......................................      276,357          (23,357)        (344,110)
      Accounts payable......................................     (111,325)          77,110           63,502
      Accrued liabilities...................................      202,443          110,547          232,860
                                                              -----------     ------------     ------------
         Net cash used in operating activities..............   (5,210,053)      (8,591,290)     (12,525,834)
                                                              -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock......................................    7,401,517        5,580,610       45,159,088
  Note payable borrowings...................................           --          252,033          383,000
  Notes payable repayments..................................           --         (333,650)        (446,481)
  Repayment of capital lease obligations....................     (224,475)        (285,627)        (285,018)
                                                              -----------     ------------     ------------
         Net cash provided by financing activities..........    7,177,042        5,213,366       44,810,589
                                                              -----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (107,580)         (20,262)        (279,888)
  Maturities of short-term investments......................    2,017,189       20,401,597       16,560,957
  Purchase of short-term investments........................   (4,615,020)     (22,392,910)     (33,362,727)
  Other assets..............................................     (129,230)         138,994           33,444
                                                              -----------     ------------     ------------
         Net cash used in investing activities..............   (2,834,641)      (1,872,581)     (17,048,214)
                                                              -----------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       55,093           30,763          (26,787)
                                                              -----------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (812,559)      (5,219,742)      15,209,754
CASH AND CASH EQUIVALENTS, Beginning of year................   10,641,487        9,828,928        4,609,186
                                                              -----------     ------------     ------------
CASH AND CASH EQUIVALENTS, End of year......................  $ 9,828,928     $  4,609,186     $ 19,818,940
                                                              ===========     ============     ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases....................  $   196,346     $    273,532     $    318,863
                                                              ===========     ============     ============
  Property acquired under notes payable.....................  $        --     $         --     $    290,050
                                                              ===========     ============     ============
  Unrealized gain (loss) on investments.....................  $   (51,958)    $     62,580     $     91,969
                                                              ===========     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for interest....................  $    92,757     $    143,950     $    149,295
                                                              ===========     ============     ============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION--SangStat Medical Corporation and subsidiaries (the Company) is a specialty pharmaceutical company applying a disease management approach to improve the outcome of organ transplantation. The Company's products and product candidates are designed to prevent and treat graft rejection and monitor patients throughout the lifelong transplantation process.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated.

     REVENUE RECOGNITION--Revenue from product sales is recognized upon shipment, net of estimated sales allowances. Revenue from collaborative agreements is recognized in accordance with the contract terms, generally as milestones are met and no significant obligation for future services exists (see
Note 6).

     RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred and include expenses associated with new product research, clinical trials of existing technologies and regulatory affairs activities associated with product candidates.

     CASH AND CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS--Short-term investments consist primarily of highly liquid debt instruments purchased with a remaining maturity date of greater than three months. The Company has classified all of its short-term investments as "available-for-sale securities." The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses being recorded as a separate component of stockholders' equity (see Note 2).

     INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out) or market.

     PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements and assets under capital leases are amortized over their estimated useful lives or the lease term, whichever is appropriate.

     INCOME TAXES--The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

     FOREIGN CURRENCY TRANSLATION--Operations of the Company's foreign subsidiaries are measured using local currency as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

     STOCK COMPENSATION--The Company accounts for stock-based awards granted to employees based on the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 8).

     NET LOSS PER COMMON SHARE--Net loss per common share is based on the weighted average number of common shares outstanding during the periods. Common equivalent shares, including stock

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

options and warrants, have been excluded in the calculation of common shares since they are antidilutive.

     CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company sells its products to organizations in the healthcare industry in the United States, Canada and Europe, and does not require its customers to provide collateral or other security to support accounts receivable. While the Company maintains allowances for potential bad debt losses, such losses to date have not been material.

     The Company participates in the very dynamic biotechnology industry. The Company believes that changes in any of the following areas could have a negative impact on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; successful product development; manufacturing and marketing capabilities; ability to negotiate acceptable collaborative relationships; obtaining necessary FDA and foreign regulatory approvals; ability to attract and retain key personnel; litigation and other claims against the Company, including, but not limited to, patent claims; increased competition; uncertainty regarding health care reimbursement and reform; and potential exposure for product liability and hazardous materials.

2.  SHORT-TERM INVESTMENTS

     Short-term investments consist of the following:

                                                           DECEMBER 31, 1995
                                      -----------------------------------------------------------
                                                      UNREALIZED      UNREALIZED
                                       AMORTIZED        GAIN ON         LOSS ON         MARKET
                                         COST         INVESTMENTS     INVESTMENTS        VALUE
                                      -----------     -----------     -----------     -----------
    Corporate bonds.................  $ 3,005,790      $   7,115       $ (10,130)     $ 3,002,775
    U.S. Treasury notes.............    1,492,847         13,907              --        1,506,754
    Foreign issues..................      103,036             --              --          103,036
                                      -----------       --------        --------      -----------
              Total.................  $ 4,601,673      $  21,022       $ (10,130)     $ 4,612,565
                                      ===========       ========        ========      ===========

                                                           DECEMBER 31, 1996
                                      -----------------------------------------------------------
                                                      UNREALIZED      UNREALIZED
                                       AMORTIZED        GAIN ON         LOSS ON         MARKET
                                         COST         INVESTMENTS     INVESTMENTS        VALUE
                                      -----------     -----------     -----------     -----------
    Corporate bonds.................  $21,399,100      $ 106,836       $  (3,975)     $21,501,961
                                      ===========       ========        ========      ===========

     At December 31, 1995 and 1996, all short-term investments had maturities of less than one year.

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

3.  INVENTORIES

     Inventories consist of:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1996
                                                                     --------     --------
    Raw materials..................................................  $432,549     $265,537
    Work in process................................................   213,863      275,503
    Finished goods.................................................   119,712      261,097
                                                                     --------     --------
              Total................................................  $766,124     $802,137
                                                                     ========     ========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1995            1996
                                                                -----------     -----------
    Machinery and equipment...................................  $ 1,677,929     $ 2,491,647
    Furniture and fixtures....................................       23,323          50,296
    Leasehold improvements....................................       83,760         122,104
                                                                -----------     -----------
    Total.....................................................    1,785,012       2,664,047
    Accumulated depreciation and amortization.................   (1,256,050)     (1,670,052)
                                                                -----------     -----------
    Property and equipment--net...............................  $   528,962     $   993,995
                                                                ===========     ===========

     Included in machinery and equipment at December 31, 1995 and 1996 are assets leased under capital leases of $441,837 and $456,083 (net of accumulated amortization of $460,287 and $496,831), respectively.

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1996
                                                                     --------     --------
    Salaries and related benefits..................................  $545,803     $713,447
    Other..........................................................   106,939      162,155
                                                                     --------     --------
              Total................................................  $652,742     $875,602
                                                                     ========     ========

6.  COLLABORATIVE AGREEMENTS

     In April 1993, the Company entered into a collaborative licensing, marketing and development agreement (the Agreement) with Baxter Healthcare Corporation (Baxter). The Agreement provides to Baxter exclusive marketing rights to certain products. In addition, the Agreement specifies that the Company develop certain products pursuant to specifications and milestones as outlined in the Agreement. In 1994 and 1995, $3,000,000 and $1,125,000,
respectively, was earned as milestones were attained. The final payments of $1,125,000 in 1995 represented the completion of $10.0 million received by SangStat for milestones, license fees and equity in 1993 through 1995 under its collaborative agreement with Baxter. The costs associated with the development of the products encompassed under the Agreement and achievement of related milestones were approximately $1,400,000 in both 1994 and

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1995; such costs have been included in research and development expenses in the Consolidated Statements of Operations. The agreement was amended upon written consent of the parties such that, effective July 1, 1996, the Company reacquired exclusive commercial rights for the monitoring products from Baxter. Since that date, the Company has been marketing these monitoring products through its own sales staff in the United States and Europe.

     In October 1993, the Company entered into an agreement with Pasteur Merieux Serums et Vaccins (the Merieux Agreement). The Merieux Agreement specifies that the Company will have exclusive rights to market certain Merieux products in the United States and Canada upon approval of the FDA or similar agencies. The Company must use reasonable commercial efforts to obtain FDA approval. The Merieux Agreement provides for payments by the Company upon completion of certain milestones totaling $2,000,000 and royalties on sales of products, subject to minimum amounts. In 1994, $500,000 was expensed under the Merieux Agreement as the first milestone was attained by Pasteur Merieux Serums et Vaccins (none in 1995 or 1996).

7.  NOTES PAYABLE

     Notes payable consist of:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1996
                                                                  ----------     ----------
    Notes due to former Series E preferred stockholders.........  $  666,804     $  555,485
    Baxter equipment note.......................................          --        260,419
    Research and development loan...............................     295,156        217,291
    Other loans.................................................      97,100        233,179
                                                                  ----------     ----------
    Total.......................................................   1,059,060      1,266,374
    Less current portion........................................    (254,249)      (462,743)
                                                                  ----------     ----------
    Long-term...................................................  $  804,811     $  803,631
                                                                  ==========     ==========

     Upon the Company's initial public offering in 1993, notes payable of $1,240,897 were issued to Series E preferred stockholders in accordance with certain antidilution provisions of the Series E preferred stock purchase agreement. The remaining balance of $555,485 at December 31, 1996 is payable in eight equal annual installments and bears interest at 6.06%.

     The Baxter equipment note bears interest at 8.25% over a seven-year period in equal quarterly installments beginning in 1996.

     The research and development loan provided by the French government is denominated in French Francs, does not bear interest and is payable (based on the exchange rate at December 31, 1996) in the amounts of $92,871 and $124,420 in 1997 and 1998, respectively. The other loans consist primarily of a note payable for insurance and a noninterest bearing loan denominated in French Francs provided by a French government agency.

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     As of December 31, 1996, future principal payments of notes payable are as follows:

                            YEARS ENDING DECEMBER 31,
    -------------------------------------------------------------------------
    1997.....................................................................  $  462,743
    1998.....................................................................     247,688
    1999.....................................................................     126,340
    2000.....................................................................     111,948
    2001.....................................................................     113,718
    Thereafter...............................................................     203,937
                                                                               ----------
              Total..........................................................  $1,266,374
                                                                               ==========

8.  STOCKHOLDERS' EQUITY

     COMMON STOCK--In December 1994, the Company issued 1,400,000 shares of common stock in a private placement for aggregate consideration of $5,600,000, in February 1995 issued 1,000,000 shares of common stock in a public offering for aggregate consideration of $5,500,000, and in March 1996 issued 3,450,000 shares of common stock in a public offering for aggregate consideration of $45,471,000.

     STOCKHOLDER RIGHTS PLAN--In August 1995, the Company's Board of Directors approved a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, a preferred share purchase right (Right) is attached to each share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $45 upon certain events. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value twice the Right's exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Rights expire on August 25, 2005, unless earlier redeemed or exchanged.

     COMMON STOCK WARRANTS--In 1991, the Company issued warrants to purchase 259,268 shares of common stock at $4.075 per share. All of these warrants were exercised from 1993 through 1995.

     STOCK OPTION PLAN--Under the Company's stock option plans, incentive or nonstatutory stock options to purchase up to 1,590,200 shares of common stock may be granted to employees, directors, and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. Nonstatutory options must be granted at not less than 85% of fair market value at the date of the grant.

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     A summary of stock option activity is as follows:

                                                                                  WEIGHTED
                                                                 NUMBER OF        AVERAGE
                                                                  SHARES       EXERCISE PRICE
                                                                 ---------     --------------
    Balances, January 1, 1994..................................    575,715         $ 1.18
    Options granted............................................     71,600           7.00
    Options exercised..........................................    (57,190)          0.41
    Options cancelled..........................................    (32,850)          1.33
                                                                 ---------
    Balances, December 31, 1994 (200,700 vested at a weighted
      average price of $0.74)..................................    557,275           2.00
    Options granted (weighted average fair value of $3.28).....    501,080           5.73
    Options exercised..........................................    (37,460)          0.55
    Options cancelled..........................................     (6,682)          0.41
                                                                 ---------
    Balances, December 31, 1995 (255,798 vested at a weighted
      average price of $1.50)..................................  1,014,213           3.85
    Options granted (weighted average fair value of $8.16).....    243,700          15.02
    Options exercised..........................................    (81,117)          1.19
    Options cancelled..........................................     (7,204)          6.47
                                                                 ---------
    Balances, December 31, 1996................................  1,169,592         $ 6.61
                                                                 =========

     Options to purchase common stock generally vest over a period of four years, are exercisable immediately and expire ten years from the date of grant. Unvested common shares acquired under the plan are subject to repurchase by the Company at the original issuance price. At December 31, 1996, 402,036 outstanding shares were subject to such repurchase rights at prices ranging from $0.41 to $26.38 per share. As of December 31, 1996, options for 48,720 shares, which were granted outside of the stock option plan, were outstanding and are included in the above table. As of December 31, 1996, 268,059 shares were available under the plan for future grant.

     During 1996, the Board of Directors, subject to shareholder approval, approved the 1996 Directors Option Plan and in accordance with the Plan granted options to purchase a total of 74,000 shares of common stock at $13.50 - $23.50 per share to the outside Directors. Such grants are included in the above table, however, until shareholder approval has been received, a measurement date for these grants will not be established. Consequently, the difference between fair market value and the exercise price is being amortized to expense over the vesting period of the options.

     Additional information regarding options outstanding as of December 31, 1996 is as follows:

                         OPTIONS OUTSTANDING AND EXERCISABLE
                    ---------------------------------------------          VESTED OPTIONS
                                  WEIGHTED AVE.                       -------------------------
                                    REMAINING       WEIGHTED AVE.                 WEIGHTED AVE.
   RANGE OF          NUMBER        CONTRACTUAL        EXERCISE        NUMBER        EXERCISE
EXERCISE PRICES     OUTSTANDING     LIFE(YRS)           PRICE         VESTED          PRICE
---------------     ---------     -------------     -------------     -------     -------------
$ 0.19 - $ 2.50       310,733          6.5             $  1.06        303,548        $  1.03
  2.51 -   5.00       226,580          8.1                4.67        181,376           4.69
  5.10 -   8.25       360,579          8.2                6.29        146,132           6.27
  8.26 -  13.50       236,700          9.5               13.50          5,760          13.50
 13.51 -  26.38        35,000          9.7               24.34              0           0.00
                    ---------          ---              ------        -------         ------
                    1,169,592          8.0             $  6.58        636,816        $  3.39
                    =========          ===              ======        =======         ======

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     ADDITIONAL STOCK PLAN INFORMATION--Effective for 1996, the Company was required to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 defines a fair value method of accounting for stock-based compensation awards to employees. The Company has elected to continue to follow the provisions of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations; accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five and a half years; stock volatility, 54% in 1996 and 1995; risk free interest rate, approximately 6% in 1996 and 7% in 1995; and no dividend payments during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $8,903,000 ($0.95 per share) in 1995 and $13,378,000 ($1.08 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.  LEASING ARRANGEMENTS

     The Company leases administrative facilities under operating leases and machinery and equipment under capital leases expiring through 2000.

     As of December 31, 1996, future minimum annual payments under capital and operating leases are as follows:

                                                                     CAPITAL      OPERATING
                       YEARS ENDING DECEMBER 31,                      LEASES       LEASES
    ---------------------------------------------------------------  --------     ---------
    1997...........................................................  $315,293     $ 284,300
    1998...........................................................   189,452       291,711
    1999...........................................................   133,861       163,169
    2000...........................................................     8,363        18,949
                                                                     ---------     --------
    Total minimum lease payments...................................   646,969     $ 758,129
                                                                                   ========
    Less amounts representing interest.............................   (87,915)
                                                                     ---------
    Present value of minimum lease payments........................   559,054
    Less current portion...........................................  (262,339)
                                                                     ---------
    Capital lease obligations......................................  $296,715
                                                                     =========

     Rent expense for the years ended December 31, 1994, 1995 and 1996 was $225,687, $267,312 and $289,007 respectively.

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

10.  INCOME TAXES

     Loss before income taxes consists of the following:

                                                                 DECEMBER 31,
                                                 --------------------------------------------
                                                    1994            1995             1996
                                                 -----------     -----------     ------------
    Income (loss) before income taxes:
      Domestic.................................  $(5,475,695)    $(8,856,483)    $(12,634,970)
      Foreign..................................      (71,725)        178,486         (138,865)
                                                 -----------     -----------     ------------
                                                 $(5,547,420)    $(8,677,997)    $(12,773,835)
                                                 ===========     ===========     ============

     No income tax provision (benefit) has been provided due to the Company's continuing losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1995             1996
                                                              ------------     ------------
    Deferred tax assets:
      Net operating losses..................................  $  9,701,724     $ 14,222,632
      General business credits..............................     1,127,395        1,127,395
      Accruals deductible in different periods..............       380,695          743,564
      Depreciation..........................................       115,809          141,335
                                                              ------------     ------------
                                                                11,325,623       16,234,926
    Valuation allowance.....................................   (11,325,623)     (16,234,926)
                                                              ------------     ------------
              Total.........................................  $         --     $         --
                                                              ============     ============

     Based on its history of operating losses, the Company has placed a valuation allowance of $11,325,623 and $16,234,926 against its otherwise recognizable net deferred tax assets at December 31, 1995 and 1996, respectively, due to the uncertainty surrounding the realizability of these benefits.

     At December 31, 1996, the Company had federal, California and foreign net operating loss carryforwards of approximately $37,200,000, $13,600,000, and $1,000,000, respectively, available to reduce future taxable income. Such carryforwards expire beginning in 1997 through 2011.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Also at December 31, 1996, the Company had research and experimentation credit carryforwards available of approximately $734,000 and $393,000 for federal and state tax purposes, respectively. The federal tax credit carryforwards expire beginning in 2004 and the state tax credit carryforwards have no expiration date.

11.  EMPLOYEE BENEFIT PLAN

     In May 1995, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute up to 20% of their eligible compensation (to a maximum of approximately

                          SANGSTAT MEDICAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

$9,500 per year). Company contributions are discretionary and as of December 31, 1996 the Company had not made any contributions.

12.  MAJOR CUSTOMERS

     Baxter accounted for approximately 90%, 49% and 16% of total revenues in 1994, 1995 and 1996, respectively (see Note 6). Another customer accounted for approximately 10% of total revenues in 1996.

13.  FOREIGN OPERATIONS

     The Company is engaged in one business segment: the development and marketing of products for use in transplantation, including monitoring test products and therapeutic products. The Company's operations in Europe are conducted primarily in France and primarily relate to research and development and clinical trials for therapeutic products.

     Summarized data for the Company's domestic and foreign operations are as follows:

                                      UNITED
                                      STATES          EUROPE          CANADA       CONSOLIDATED
                                   ------------     -----------     ----------     ------------
    Year ended December 31, 1994:
      Sales to unaffiliated        $  3,656,051     $    18,202     $       --     $  3,674,253
         customers...............
                                   ============     ============    ============
      Loss from operations.......  $ (4,920,839)    $  (864,517)    $  (46,095)    $ (5,831,451)
                                   ============     ============    ============
      Total assets...............  $ 13,818,654     $   605,148     $   26,238     $ 14,450,040
                                   ============     ============    ============
    Year ended December 31, 1995:
      Sales to unaffiliated        $  2,356,211     $        --     $1,466,548     $  3,822,759
         customers...............
                                   ============     ============    ============
      Loss from operations.......  $ (8,193,698)    $(1,066,847)    $  (89,390)    $ (9,349,935)
                                   ============     ============    ============
      Total assets...............  $ 10,348,129     $   610,015     $  601,733     $ 11,559,877
                                   ============     ============    ============
    Year ended December 31, 1996:
      Sales to unaffiliated        $    931,706     $   275,154     $1,192,119     $  2,398,979
         customers...............
                                   ============     ============    ============
      Loss from operations.......  $(13,431,697)    $(1,312,577)    $ (153,167)    $(14,897,441)
                                   ============     ============    ============
      Total assets...............  $ 43,005,162     $   953,026     $  791,928     $ 44,750,116
                                   ============     ============    ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1997.

                                          SANGSTAT MEDICAL CORPORATION

                                          By:      /s/ PHILIPPE POULETTY
                                            ------------------------------------
                                                     Philippe Pouletty
                                            Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philippe Pouletty and Henry N. Edmunds, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                 TITLE                     DATE
-------------------------------------------    -----------------------------    ---------------

           /s/ PHILIPPE POULETTY               Chief Executive Officer          March 12, 1997
-------------------------------------------    (Principal Executive
          Philippe Pouletty, M.D.              Officer) and Chairman of the
                                               Board of Directors
           /s/ HENRY N. EDMUNDS                Vice President and Chief         March 12, 1997
-------------------------------------------    Financial Officer (Principal
          Henry N. Edmunds, Ph.D.              Accounting Officer)

                                               Director                         March   , 1997
-------------------------------------------
              Gordon Russell

          /s/ FREDRIC J. FELDMAN               Director                         March 12, 1997
-------------------------------------------
         Fredric J. Feldman, Ph.D.

          /s/ ELIZABETH GREETHAM               Director                         March 12, 1997
-------------------------------------------
            Elizabeth Greetham

          /s/ RICHARD D. MURDOCK               Director                         March 12, 1997
-------------------------------------------
            Richard D. Murdock

                                               Director                         March   , 1997
-------------------------------------------
        Andrew Perlman, M.D., Ph.D.

             /s/ VINCENT WORMS                 Director                         March 12, 1997
-------------------------------------------
               Vincent Worms

                          SANGSTAT MEDICAL CORPORATION

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT                                      DESCRIPTION                                  PAGE
--------         -------------------------------------------------------------------  ------------
   2.1 (7)       Agreement and Plan of Merger dated as of July 24, 1995 between the
                 Registrant and SangStat Medical Corporation, a California
                 corporation, as filed with the Delaware Secretary of State on
                 August 11, 1995.
   3.1 (8)       Amended and Restated Articles of Incorporation of the Registrant
                 filed November 29, 1993.
   3.3 (7)       Bylaws of Registrant.
   3.4 (6)       Certificate of Designation for the Series A Junior Participating
                 Preferred Stock, filed with the Delaware Secretary of State on
                 August 16, 1995.
   4.5 (3)       Specimen Common Stock Certificate of Registrant.
  10.1 (1)(3)    Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare Corporation.
  10.2 (1)(3)    License Agreement, dated October 21, 1991, between the Registrant and The Board of Trustees of Leland Stanford Junior University.
  10.3 (3)       Contract for the Provision of Services, dated October 5, 1993 between the Centre Hospitalier Universitaire de Nantes and SangStat
                 Atlantique.
  10.4 (1)(3)    License Agreement, dated October 13, 1993, between the Registrant and Pasteur Merieux Serums et Vaccine.
  10.5 (1)(3)    Letter Agreement between SangStat and Ortho Biotech.
  10.6 (2)(3)    1990 Stock Option Plan, as amended October 1992 and form of Stock
                 Option Agreement.
  10.7 (2)(3)    1993 Stock Option/Stock Issuance Plan.
  10.8 (3)       Series B Stock Purchase Agreement, dated September 21, 1989, between the Registrant and the Investors listed in Schedule A thereto.
  10.9 (3)       Series C Stock and Warrant Purchase Agreement, dated January 26,
                 1990, between the Registrant and the Investors listed in Schedule A thereto.
  10.10(3)       Series D Stock and Warrant Purchase Agreement, dated July 15, 1991, between the Registrant and the Investors listed in Schedule A thereto.
  10.11(3)       Amendment Agreement to the Series D Stock and Warrant Purchase
                 Agreement, dated October 5, 1992, between the Registrant and the
                 Investors listed in Schedule A of that certain Series D Stock and
                 Warrant Purchase Agreement, dated July 15, 1991.
  10.12(3)       Note and Warrant Purchase Agreement, dated October 2, 1992, between the Registrant and the Investors listed in the Schedule of Lenders thereto.
  10.13(3)       Series E Stock and Warrant Purchase Agreement, dated April 19,
                 1993, between the Registrant and the Investors listed in Schedule A thereto.
  10.14(2)(3)    Amended and Restated Shareholders Agreement, dated January 26,
                 1990, between the Registrant and Philippe Pouletty.
  10.15(3)       Equipment Lease Agreement dated October 11, 1990 between SangStat and David Rammler.

                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT                                      DESCRIPTION                                  PAGE
--------         -------------------------------------------------------------------  ------------
  10.16(3)       Real Property Lease, dated August 20, 1990, between the Registrant and Menlo Business Park and Patrician Associates, Inc.
  10.17(3)       Lease Agreement dated September 1, 1993 between SangStat Atlantique and Center Hospitalier.
  10.18(7)       Form of Indemnification Agreement to be entered into between the
                 Registrant and each of its officers and directors.
  10.19(1)(3)    License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University.
  10.20(3)       Letter Agreement between the Registrant and Baxter Healthcare
                 Corporation dated December 11, 1993.
  10.21(1)(5)    License Agreement with Pasteur Marieux Serums et Vaccine.
  10.22(2)(5)    Supply Agreement with Pasteur Marieux Serums et Vaccine.
  10.23(4)       Common Stock Purchase Agreement, dated December 23, 1994, between the Registrant and the Investors listed in Schedule A thereto.
  11.1 (8)       Calculation of Net Loss per Common and Equivalent Share.
  21.1 (5)       Subsidiaries of Registrant.
  23.1           Independent Auditors' Consent.
  24.1           Power of Attorney. (Reference is made to page 67)
  27.1           Financial Data Schedule.

------------------------------
(1) Confidential Treatment has been granted for the deleted portions of this document.

(2) Management contract or compensatory plan or arrangement.

(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70436).

(4) Previously filed as an Exhibit to the Registrant's Form 8-K filed January 6, 1994.

(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-88432).

(6) Previously filed as an Exhibit to Registrant's Form 8-K filed August 14,
    1995.

(7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-B filed December 4, 1995.

(8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-20301).