Form 10-K/A
period 1996-12-31
SANGSTAT MEDICAL CORP
filed 1997-04-30
CIK 913610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                  AMENDMENT NO. 1

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22890

                          SANGSTAT MEDICAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                    94-3076-069
         (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
      OF INCORPORATION OR INCORPORATION)                 IDENTIFICATION NO.)

                                1505 ADAMS DRIVE
                          MENLO PARK, CALIFORNIA 94025
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, ZIP CODE)

       Registrant's telephone number, including area code: (415) 328-0300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock ($.001 par value per share)

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

     On March 10, 1997 approximately 13,139,870 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable
================================================================================

                                 FORM 10-K/A

                               AMENDMENT NO. 1

        The undersigned Registrant hereby amends Item 11 of Part III, to read in full as follows:

                                   PART III

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

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                     ANNUAL COMPENSATION             COMPENSATION
                                 ----------------------------    --------------------
                                                                         AWARDS
                                                                 --------------------
                                                                 NUMBER OF SECURITIES        ALL OTHER
           NAME AND                       SALARY       BONUS           UNDERLYING          COMPENSATION
      PRINCIPAL POSITION         YEAR       ($)         ($)             OPTIONS               ($)(1)
-------------------------------  ----     -------     -------     --------------------     ------------
Philippe Pouletty..............  1996     250,000     110,000             35,000              11,470
  President and                  1995     200,000      75,000            110,000               9,618
  Chief Executive Officer        1994     160,000      64,000                 --              10,342

David Winter...................  1996     170,000      31,620                 --              11,244
  President and Chief Operating  1995     146,243(2)       --            125,000               7,582
  Officer

Ralph Levy.....................  1996     142,708      29,255             10,500               8,243
  Vice President                 1995     120,479      26,205             15,000               7,447
  Operations                     1994     107,854      23,708                 --               8,939

Roland Buelow..................  1996     129,167      21,313             10,500               7,766
  Vice President,                1995     120,000      29,625             25,000               6,415
  Research                       1994     111,000      23,310                 --               7,826

Robert Floc'h..................  1996     117,286      14,000             10,500               9,266
  Vice President,                1995     123,468      23,680             15,000               9,898
  Pharmaceutical,                1994     103,828      19,727                 --               6,113
  Development and General
  Manager, SangStat Atlantique

---------------
(1) Represents the health insurance premiums paid on behalf of such individuals.

(2) David Winter joined SangStat on February 20, 1995 as President and Chief Operating Officer. The stated salary is for the period February 20, 1995 through December 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1997                      SANGSTAT MEDICAL CORPORATION

                                          By:      /s/ HENRY N. EDMUNDS
                                            ------------------------------------
                                                  Henry N. Edmunds, Ph.D.
                                                    Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURE                                 TITLE                     DATE
-------------------------------------------    -----------------------------    ---------------

                     *                         Chief Executive Officer          April 30, 1997
-------------------------------------------    and Chairman of the Board
          Philippe Pouletty, M.D.              of Directors (Principal
                                               Executive Officer)

                     *                         President and Chief              April 30, 1997
-------------------------------------------    Operating Officer
             David Winter, M.D.

           /s/ HENRY N. EDMUNDS                Vice President, Chief            April 30, 1997
-------------------------------------------    Financial Officer
          Henry N. Edmunds, Ph.D.

                     *                         Senior Vice President,           April 30, 1997
-------------------------------------------    Operations and Secretary
                Ralph Levy

                     *                         Director                         April 30, 1997
-------------------------------------------
              Gordon Russell

                     *                         Director                         April 30, 1997
-------------------------------------------
         Fredric J. Feldman, Ph.D.

                     *                         Director                         April 30, 1997
-------------------------------------------
            Elizabeth Greetham

                     *                         Director                         April 30, 1997
-------------------------------------------
            Richard D. Murdock

                     *                         Director                         April 30, 1997
-------------------------------------------
        Andrew J. Perlman, M.D., Ph.D.

                     *                         Director                         April 30, 1997
-------------------------------------------
               Vincent R. Worms

*By:         /s/ HENRY N. EDMUNDS
     --------------------------------------
       Henry N. Edmunds, Attorney-In-Fact

                                       5