Form 10-Q
period 1997-03-31
SANGSTAT MEDICAL CORP
filed 1997-05-15
CIK 913610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:   0-22890


                          SANGSTAT MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            94-3076-069
------------------------                     ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)


                                1505 Adams Drive
                              Menlo Park, CA 94025
                -------------------------------------------------
                (Address of principal executive office, Zip Code)

Registrant's telephone number, including area code:  415-328-0300

                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                                                           [X] Yes     [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

          CLASS                               NUMBER OF SHARES
          -----                               ----------------
      Common Stock                               15,768,780

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX




                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                      PAGE
                                                                   ----
         CONDENSED CONSOLIDATED BALANCE SHEETS........................3
         March 31, 1997 and December 31, 1996

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............4
         Three Months Ended March 31, 1997 and 1996

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............5
         Three Months Ended March 31, 1997 and 1996

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............7-10




                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................11




SIGNATURES...........................................................11

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                March 31,         December 31,
                                                                  1997               1996
                                                             ----------------   ----------------
                                                               (unaudited)            (1)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $84,877,790        $19,818,940
     Short-term investments                                       25,070,301         21,501,961
     Accounts receivable                                             386,921            399,437
     Other receivables                                               661,383            483,252
     Inventories                                                     835,517            802,137
     Prepaid expenses                                                335,614            413,181
                                                             ----------------   ----------------

           Total current assets                                  112,167,526         43,418,908

PROPERTY AND EQUIPMENT -- Net                                      1,001,505            993,995

OTHER ASSETS                                                         494,836            337,213
                                                             ----------------   ----------------

TOTAL                                                           $113,663,867        $44,750,116
                                                             ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $1,183,730         $1,094,104
     Accrued liabilities                                             893,459            875,602
     Capital lease obligations -- current portion                    248,210            262,339
     Notes payable -- current portion                                328,535            462,743
                                                             ----------------   ----------------

           Total current liabilities                               2,653,934          2,694,788
                                                             ----------------   ----------------

CAPITAL LEASE OBLIGATIONS                                            277,192            296,715
                                                             ----------------   ----------------

NOTES PAYABLE                                                        777,425            803,631
                                                             ----------------   ----------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.001 par value,
       5,000,000 shares authorized; none outstanding                    --                 --
       Common stock, $.001 par value, 25,000,000
          shares authorized; outstanding: 1997,                  155,339,377         81,657,314
          15,768,780 shares; 1996, 13,129,560 shares
       Accumulated deficit                                       (45,358,156)       (40,825,827)
       Accumulated translation adjustment                             21,478             20,634
       Unrealized gain (loss) on short-term investments              (47,383)           102,861
                                                             ----------------   ----------------

           Total stockholders' equity                            109,955,316         40,954,982
                                                             ----------------   ----------------

TOTAL                                                           $113,663,867        $44,750,116
                                                             ================   ================


(1)   Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Three months ended March 31,
                                                             ---------------------------------
                                                                  1997              1996
                                                             ---------------    --------------
NET PRODUCT SALES                                                  $690,499          $711,345
                                                             ---------------    --------------


COSTS AND OPERATING EXPENSES:
     Cost of sales and manufacturing                                702,348           695,138
     Research and development                                     3,383,507         2,229,436
     Selling, general & administrative                            1,825,777         1,002,703
                                                             ---------------    --------------

        Total operating expenses                                  5,911,632         3,927,277
                                                             ---------------    --------------

        Loss from operations                                     (5,221,133)       (3,215,932)
                                                             ---------------    --------------

OTHER INCOME (EXPENSE)
     Interest Income                                                721,829           203,300
     Interest expense                                               (33,025)          (30,353)
                                                             ---------------    --------------

        Other income, net                                           688,804           172,947
                                                             ---------------    --------------

Net Loss                                                        ($4,532,329)      ($3,042,985)
                                                             ===============    ==============



NET LOSS PER WEIGHTED AVERAGE SHARE                                  ($0.33)           ($0.29)
                                                             ===============    ==============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       13,669,318        10,326,182
                                                             ===============    ==============

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                               ----------------------------------
                                                                    1997               1996
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      ($4,532,329)       ($3,042,985)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                   111,940             84,590
      Changes in assets and liabilities:
          Accounts receivable                                           4,986             34,474
          Other receivables                                          (184,123)          (118,907)
          Inventories                                                 (35,380)          (107,855)
          Prepaid expenses                                             76,070           (237,258)
          Accounts payable                                            105,560             96,429
          Accrued liabilites                                           35,809             15,317
                                                                --------------     --------------
              Net cash used in operating activities                (4,417,467)        (3,276,195)
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and options                               73,682,063         45,070,735
    Note payable borrowings                                                --            127,980
    Note payable repayments                                          (138,849)          (101,912)
    Repayment of capital lease obligations                            (86,787)           (76,138)
                                                                --------------     --------------
              Net cash provided by financing activities            73,456,427         45,020,665
                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (71,549)           (16,615)
    Maturities of short-term investments                           10,183,426          3,956,293
    Purchase of short-term investments                            (13,902,010)        (9,467,862)
    Other assets                                                     (193,646)             9,982
                                                                --------------     --------------
              Net cash used in investing activities                (3,983,779)        (5,518,202)
                                                                --------------     --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 3,669            (51,387)
                                                                --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          65,058,850         36,174,881

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     19,818,940          4,609,186
                                                                --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $84,877,790        $40,784,067
                                                                ==============     ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Property acquired under capital leases                            $53,134            $58,886
                                                                ==============     ==============

    Unrealized gain (loss) on short-term investments                ($150,244)           $14,706
                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION --
    Cash paid during the period for interest                          $69,513            $61,697
                                                                ==============     ==============

                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

While the quarterly financial information in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. These results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.



Per Share Information

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares, including stock options and warrants granted by the Company, have been excluded in the calculation of common shares outstanding since they would serve to reduce the net loss per share.



Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:

                               March 31,      December 31,
                                 1997            1996
                               ---------       ---------
Raw materials                  $ 331,736       $ 265,537
Work-in-progress                 326,013         275,503
Finished goods                   177,768         261,097
                               ---------       ---------
Total                          $ 835,517       $ 802,137
                               =========       =========


Public Offering

In March and April 1997, the Company completed a public offering, including the underwriters' over-allotment of a total of 2.73 million shares with gross proceeds of $81,900,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Total revenues. Net product sales were $690,000 in the first quarter of 1997 as compared with $711,000 in the first quarter of 1996. This decrease of $21,000 or 3% was primarily due to a 35% decline in revenues for THYMOGLOBULIN(R) in Canada under that country's emergency drug release program, which reflects variations in compassionate use demand, partially offset by a 10% increase in sales of PRA-STAT(R) and CROSS-STAT(R) and sales of THE TRANSPLANT PHARMACY.


Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $702,000 for the quarter ended March 31, 1997 as compared with $695,000 in the corresponding quarter of 1996. This increase of $7,000 or 1% primarily reflects declines of cost of sales for both monitoring products and THYMOGLOBULIN and more than offset by cost of sales of THE TRANSPLANT PHARMACY. The Company's monitoring products business does not currently generate a profit, because the Company has not achieved a scale of production which allows it to cover fixed manufacturing costs.

Research and development. Research and development expenses increased to $3,384,000 in the first quarter of 1997 from $2,229,000 in the same period in 1996. This increase of $1,154,000 or 52% mainly reflects expenses for completion of several key regulatory and clinical development milestones and initiation of new clinical projects for THYMOGLOBULIN, CYCLOSPORINE and AZATHIOPRINE. In January 1997, the Company's submission of a market approval application (AADA) for its proprietary CYCLOSPORINE to the U.S. Food and Drug Administration (FDA) was accepted and is now under review at the FDA. In addition to the CYCLOSPORINE pivotal bioequivalence trials submitted to the FDA in the AADA, the Company also completed several further bioequivalence trials with CYCLOSPORINE versus Novartis' Neoral. These trials were not requested by the FDA but were conducted to provide additional clinical data for opinion leader support. The Company also initiated the design of several clinical protocols for Investigator Review Board
(IRB) submission of clinical trials for conversion of renal, heart and liver transplant recipients on Novartis' Neoral to SangStat's CYCLOSPORINE. These trials also were not requested by the FDA and are not deemed necessary for approval of the Company's CYCLOSPORINE AADA under review by the FDA. Instead, these trials are designed to provide information on the pharmacokinetics, safety and efficacy of conversion from Neoral to SangStat's CYCLOSPORINE. In January 1997, a Product License Application (PLA) was filed with the FDA for approval of THYMOGLOBULIN for the treatment of acute rejection episodes in renal transplant recipients. Subsequently, this PLA submission was accepted and is now under review at the FDA. The Company is continuing a trial for THYMOGLOBULIN for induction therapy to prevent acute rejection in kidney transplant recipients. The Company also initiated the design of a trial to investigate the efficacy and safety of THYMOGLOBULIN in treating graft versus host disease in bone marrow transplant recipients. These trials were not requested by the FDA but are being conducted to help facilitate market acceptance and the assessment of future activities for expanded labeling for THYMOGLOBULIN. The Company announced in April 1997 that it is planning to expand its clinical trial programs and in accordance with these plans, the Company expects research and development expenses to increase in the next few quarters. Selling, general and administrative. Selling, general and administrative expenses increased to $1,826,000 in the first quarter of 1997 from $1,003,000 in the same quarter of the previous year. This increase of $823,000 or 82% primarily reflects that in connection with the Company's reacquisition of marketing rights to its monitoring products, PRA-STAT and CROSS-STAT, from

Baxter Healthcare Corporation in 1996, the Company established its own sales staffs in the United States and Europe. As a result, sales and marketing expenses for monitoring products increased by $419,000 from the first quarter of 1996 to the same quarter in 1997. Selling, general and administrative expenses further increased by $404,000 as the result of the establishment of a pilot facility for THE TRANSPLANT PHARMACY, as well as expanded therapeutics sales, patent and other general and administrative activities. The Company announced in April, 1997 that, it is planning to expand its sales and marketing team to further its near term product commercialization strategies. The Company is preparing to build its sales and marketing team now that market approval applications for THYMOGLOBULIN and CYCLOSPORINE have been submitted and accepted for review by the FDA. The Company is currently hiring its senior sales and marketing management to prepare for the anticipated market launches of these two drugs, subject to FDA approval. In the next few months, the Company expects to commence hiring of its acute care sales force so that, in the event of market approvals, the Company will be ready to launch its products. Accordingly, the Company expects selling, general and administrative expenses to increase in the next several quarters.

Other income and expenses. Interest income increased by $518,000 to $722,000 in the first quarter of 1997 from $203,000 in the same quarter of the previous year. This increase is due to the increase in the average cash balance available for investment as a result of the Company's sale of equity securities in a public offering in March 1997. Interest and other expense for capital lease obligations and long term notes increased to $33,000 in the first quarter of 1997 from $30,000 in the first quarter of 1996.

Net loss. The Company's net loss was $4,532,000 or $0.33 per share in the first quarter of 1997, compared with a net loss of $3,043,000 or $0.29 per share in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended March 31, 1997 and 1996, the net cash used in operating activities was approximately $4,417,000 and $3,276,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these quarters. As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $109,948,000 and total assets of $113,664,000.

Net cash provided by financing activities totaled $73,456,000 and $45,021,000 in the quarters ended March 31, 1997 and 1996, respectively. Such amounts were substantially comprised of proceeds received from the sale of Common Stock in the Company's public offerings in March 1997 and March 1996, respectively, offset in part by net repayments of notes payable and capital lease obligations.

Net cash used in investing activities totaled $3,984,000 and $5,518,000 in the quarters ended March 31, 1997 and 1996, respectively, and resulted substantially from the Company's net purchases of short-term investments. The Company expects to incur significant costs related to, among other things, continued clinical and preclinical testing, regulatory approval activities and research and development programs in the future and establishment of larger sales staffs in the United States and Europe. If and when the Company receives FDA approval of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales, increased inventory levels and payment of certain license obligations. If the Company receives FDA approval for THYMOGLOBULIN, it would be obligated to make a final milestone payment under a related license agreement totaling $1.5 million. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1998. Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1 million during 1997. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of sales and marketing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the FDA drug review and approval process could cause actual results to differ materially with regard to the approvability of SangStat's THYMOGLOBULIN or CYCLOSPORINE. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results; (2) that there can no assurance that the agency will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product; and (3) that there can be no assurance of FDA approval of the product. Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the manufacturing of commercial quantities of product on commercially favorable terms, market acceptance and potential litigation. For a discussion of factors that might result in different outcomes, see the Company's Registration Statement on Form S-3 filed on January 24, in particular "Risk Factors" set forth therein, and the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARD SFAS 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company expects that this adoption will not have a material effect on reported earnings (loss) per share.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EDGAR Financial Data Schedule 27.1.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.



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




                                     SANGSTAT MEDICAL CORPORATION
                                     ----------------------------
                                             (REGISTRANT)




DATE: May 14, 1997         BY:      /s/ PHILIPPE POULETTY, M.D.
                              ----------------------------------------
                                        PHILIPPE POULETTY, M.D.
                                 CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE: May 14, 1997         BY:      /s/ HENRY N. EDMUNDS, PH.D.
                              ----------------------------------------
                                        HENRY N. EDMUNDS, PH.D.
                             VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



Exhibit #        Description
---------        -----------
27               Financial Data Schedule