Form 10-Q
period 1997-06-30
SANGSTAT MEDICAL CORP
filed 1997-08-14
CIK 913610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997
                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


Commission File Number:   0-22890
                       -------------

                          SANGSTAT MEDICAL CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           94-3076-069
-----------------------                        ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                                1505 Adams Drive
                              Menlo Park, CA 94025
       ------------------------------------------------------------------
                (Address of principal executive office, Zip Code)

        Registrant's telephone number, including area code: 650-328-0300


                                      None
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                                           [ x ]  Yes      [   ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------

         Common Stock                                       15,901,455

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX




                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                                    PAGE
                                                                                   ----
           CONDENSED CONSOLIDATED BALANCE SHEETS......................................3
           June 30, 1997 and December 31, 1996

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS............................4
           Three and Six Months Ended June 30, 1997 and 1996

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............................5
           Six Months Ended June 30, 1997 and 1996

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...................................................8-11




                                  PART II. OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................12




SIGNATURES...........................................................................12

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,           December 31,
                                                                                         1997                 1996
                                                                                    -------------        -------------
                                                                                     (unaudited)               (1)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $  74,207,331        $  19,818,940
    Short-term investments                                                             33,460,638           21,501,961
    Accounts receivable                                                                   508,921              399,437
    Other receivables                                                                   1,063,770              483,252
    Inventories                                                                         1,510,363              802,137
    Prepaid expenses                                                                      355,490              413,181
                                                                                    -------------        -------------

         Total current assets                                                         111,106,513           43,418,908

PROPERTY AND EQUIPMENT -- Net                                                           1,385,620              993,995

OTHER ASSETS                                                                              514,989              337,213
                                                                                    -------------        -------------

TOTAL                                                                               $ 113,007,122        $  44,750,116
                                                                                    =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $   2,858,286        $   1,094,104
    Accrued liabilities                                                                   772,573              875,602
    Capital lease obligations -- current portion                                          252,932              262,339
    Notes payable -- current portion                                                      194,097              462,743
                                                                                    -------------        -------------

         Total current liabilities                                                      4,077,888            2,694,788
                                                                                    -------------        -------------

CAPITAL LEASE OBLIGATIONS                                                                 532,947              296,715
                                                                                    -------------        -------------

NOTES PAYABLE                                                                             767,174              803,631
                                                                                    -------------        -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.001 par value, 5,000,000 shares
      authorized; none outstanding                                                             --                   --
    Common stock, $.001 par value, 25,000,000 shares authorized;
      outstanding: 1997, 15,901,455 shares; 1996, 13,129,560 share                    158,453,274           81,657,314
    Accumulated deficit                                                               (50,802,565)         (40,825,827)
    Accumulated translation adjustment                                                    (10,317)              20,634
    Unrealized gain (loss) on short-term investments                                      (11,279)             102,861
                                                                                    -------------        -------------

         Total stockholders' equity                                                   107,629,113           40,954,982
                                                                                    -------------        -------------

TOTAL                                                                               $ 113,007,122        $  44,750,116
                                                                                    =============        =============


(1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended June 30,              Six Months Ended June 30,
                                            --------------------------------        --------------------------------
                                                1997                1996                1997                 1996
                                            ------------        ------------        ------------        ------------

Total Revenues                              $    711,550        $    381,243        $  1,402,049        $  1,092,588
                                            ------------        ------------        ------------        ------------


Operating Expenses
    Cost of Sales and Manufacturing              790,508             593,501           1,492,856           1,288,639
    Research and Development                   4,285,923           1,825,795           7,669,430           4,055,231
    Selling, General & Administrative          2,646,359           1,337,947           4,472,136           2,340,650
                                            ------------        ------------        ------------        ------------

         Total Operating Expenses              7,722,790           3,757,243          13,634,422           7,684,520
                                            ------------        ------------        ------------        ------------

Loss from Operations                          (7,011,240)         (3,376,000)        (12,232,373)         (6,591,932)

Other Income (Expense)
    Interest Income                            1,609,345             734,626           2,331,174             937,926
    Interest & Other Expense                     (42,514)            (36,341)            (75,539)            (66,694)
                                            ------------        ------------        ------------        ------------

         Other Income, Net                     1,566,831             698,285           2,255,635             871,232
                                            ------------        ------------        ------------        ------------

Net Loss                                    ($ 5,444,409)       ($ 2,677,715)       ($ 9,976,738)       ($ 5,720,700)
                                            ============        ============        ============        ============



Net Loss per Common Share                   ($      0.34)       ($      0.20)       ($      0.67)       ($      0.49)
                                            ============        ============        ============        ============


Weighted Average Shares                       15,882,305          13,064,643          14,788,078          11,695,412
                                            ============        ============        ============        ============

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Six Months Ended June 30,
                                                            --------------------------------
                                                                1997                1996
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 ($ 9,976,738)       ($ 5,720,700)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                               247,956             169,012
     Changes in assets and liabilities:
       Accounts receivable                                      (118,657)            188,764
       Other receivables                                        (587,934)           (370,169)
       Inventories                                              (711,725)           (169,943)
       Prepaid expenses                                           55,140            (144,094)
       Accounts payable                                        1,789,865             150,141
       Accrued liabilites                                        (76,569)           (209,037)
                                                            ------------        ------------
            Net cash used in operating activities             (9,378,662)         (6,106,026)
                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                       76,795,960          45,081,648
   Note payable borrowings                                             0             134,277
   Note payable repayments                                      (275,955)           (243,612)
   Repayment of capital lease obligations                       (176,116)           (141,818)
                                                            ------------        ------------
            Net cash provided by financing activities         76,343,889          44,830,495
                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (244,490)            (25,835)
   Maturities of short-term investments                        6,397,316           7,799,722
   Purchase of short-term investments                        (18,470,133)        (27,054,975)
   Other assets                                                 (230,367)            (13,165)
                                                            ------------        ------------
            Net cash used in investing activities            (12,547,674)        (19,294,253)
                                                            ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (29,162)            (26,562)
                                                            ------------        ------------


NET INCREASE IN CASH AND EQUIVALENTS                          54,388,391          19,403,654

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     19,818,940           4,609,186
                                                            ------------        ------------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 74,207,331        $ 24,012,840
                                                            ============        ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                   $    402,941        $    278,415
                                                            ============        ============


   Unrealized gain (loss) on investments                    ($   114,140)       $    128,745
                                                            ============        ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION - -
   Cash paid during the year for interest                   $     91,076        $     87,529
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


Per Share Information

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares, including stock options granted by the Company, have been excluded in the calculation of common shares outstanding since they would serve to reduce the net loss per share.


Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:


                                        June 30,      December 31,
                                           1997               1996
                                      ----------         ---------
Raw materials                         $1,025,310          $265,537
Work-in-progress                         235,887           275,503
Finished goods                           249,166           261,097
                                      ----------         ---------
Total                                 $1,510,363          $802,137
                                      ==========          =========



Public Offering

In April 1997, the Company completed a public offering, including the underwriters' over-allotment, of a total of 2.73 million shares at $30.00 per share with net proceeds of $76,635,000.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company expects that this adoption will not have a material effect on reported earnings (loss) per share.

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Total revenues. Net product sales in the second quarter of 1997 increased to $712,000 from $381,000 in the same quarter of 1996. This increase of $331,000 or 87% reflects an increase of 195% in sales of monitoring products, including PRA-STAT(R) and CROSS-STAT(R), sales of THE TRANSPLANT PHARMACY (which began in third quarter 1996), partially offset by a decrease of 30% in revenues from compassionate use of THYMOGLOBULIN(R). Net product sales in the first half of 1997 increased to $1,402,000 from $1,093,000 in the first half of 1996. This in crease of $309,000 or 28% similarly reflects an increase of 49% in sales of monitoring products, including PRA-STAT and CROSS-STAT, continuing sales of THE TRANSPLANT PHARMACY, partially offset by a 33% decline in revenues from compassionate use of THYMOGLOBULIN. The changes in sales of THYMOGLOBULIN in Canada under that country's Emergency Drug Release (EDR) Program reflect variable need for compassionate use.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses increased to $791,000 in the second quarter of 1997 from $594,000 in the corresponding quarter of 1996. This increase of $197,000 or 33% was substantially due to additional costs associated with increased sales of monitoring products and the commencement of THE TRANSPLANT PHARMACY sales and partially offset by a 21% decline in costs of sales in Canada. Cost of sales and manufacturing expenses increased to $1,493,000 in the first half of 1997 from $1,289,000 in the first half of 1996. This increase of $204,000 or 16% reflects a 4% increase in costs of monitoring products, costs of sales for THE TRANSPLANT PHARMACY and a 26% decrease in costs of sales in Canada. The Company's monitoring products business does not currently generate a profit, because the Company has not achieved a scale of production which allows it to cover fixed manufacturing costs.

Research and development. Research and development expenses increased to $4,286,000 in the second quarter of 1997 from $1,826,000 in the same period in 1996. This increase of $2,460,000 or 135% primarily reflects the initiation of several clinical trials in transplant patients for CYCLOSPORINE and THYMOGLOBULIN and continuing product development of AZATHIOPRINE, ALLOTRAP(R) peptides and XENOJECT(TM). In April 1997 the Company announced its expansion of clinical trials with CYCLOSPORINE and THYMOGLOBULIN and has since received Institutional Review Board (IRB) approval for several clinical trials for converting renal, heart and liver transplant recipients currently on Novartis' Neoral to SangStat's CYCLOSPORINE. These trials are designed to provide valuable information on the pharmacokinetics, safety and efficacy of conversion from Neoral to SangStat's CYCLOSPORINE. In April, a key goal in preparing for potential commercialization of SangStat's finished CYCLOSPORINE drug product was achieved. SangStat and Gensia Sicor announced a definitive supply agreement for commercial scale production of cyclosporine bulk material for SangStat's proprietary CYCLOSPORINE drug candidate for the anticipated worldwide market. On July 2, 1997, the FDA approved Gensia Sicor's application for the manufacture of bulk cyclosporine drug substance. This approval represents an important step forward in the regulatory process for approval of SangStat's finished CYCLOSPORINE drug product. Research and development expenses increased to $7,669,000 in the first half of 1997 from $4,055,000 in the first half of 1996. This increase of $3,614,000 or 89% reflects, in addition to the key events described above for the second quarter 1997, support of an on going trial utilizing THYMOGLOBULIN for induction therapy to prevent acute rejection in kidney transplant recipients. This is not a registration study but may provide useful data to help assess the potential of this indication of THYMOGLOBULIN. The FDA accepted the Company's applications for market clearance of its proprietary CYCLOSPORINE for prevention of organ transplant rejection, and THYMOGLOBULIN, for treatment of rejection, in first quarter 1997 and both drugs are now under active review by the FDA. The Company announced in April 1997 that it is planning to expand its clinical trial programs and in accordance with these and the Company's marketing plans, the Company expects research and development expenses to increase in the next few quarters.

Selling, general and administrative. Selling, general and administrative expenses increased to $2,646,000 in the second quarter of 1997 from $1,338,000 in the same quarter of the previous year. This increase of $1,308,000 or 98% reflects in part that the Company established its own sales staffs in the United States and Europe and expanded its sales and marketing group in Canada in third quarter 1996 in connection with the Company's reacquisition of marketing rights to PRA-STAT and CROSS-STAT from Baxter Healthcare Corporation in July 1996. Also, in May 1997, R. J. Tesi, M.D., joined the Company as Senior Vice President of Marketing, in accordance with the Company's announcement in April 1997 of its plans to expand its sales and marketing staff to further its near term commercialization strategies. As a result of these events, sales and marketing expenses for monitoring and therapeutic products increased by $608,000 from the second quarter of 1996 to the same quarter in 1997. Selling, general and administrative expenses further increased by $700,000 in the second quarter of 1997 as compared to the second quarter of 1996 as the result of the continued expansion of the pilot program for THE TRANSPLANT PHARMACY, as well as expanded patent and other general and administrative activities. Selling, general and administrative expenses increased to $4,472,000 in the first half of 1997 from $2,341,000 in the first half of 1996. This increase of $2,131,000 or 91% is attributable to an increase of $1,090,000 in sales and marketing for monitoring and therapeutic products and an increase of $1,041,000 in general administrative expenses, including THE TRANSPLANT PHARMACY. The Company is currently building its sales and marketing team in anticipation of potential approvals for market clearance for THYMOGLOBULIN and CYCLOSPORINE. In the next several quarters, the Company expects to hire its acute care sales force so that, in the event of market clearances, the Company will be ready to launch its products. Accordingly, the Company expects selling, general and administrative expenses to increase in the next several quarters.

Other income and expenses. Interest income increased by $874,000 or 119% to $1,609,000 in the first quarter of 1997 from $735,000 in the second quarter 1996 and also increased by $1,393,000 or 149% to $2,331,000 in the first half of 1997 from $938,000 in the first half of 1996. These increases are due to the increase in the average cash balance available for investment as a result of the Company's sale of equity securities in a public offering in March 1997 and the overallotment completed in April 1997. Interest and other expense for capital lease obligations and long term notes increased by $9,000 or 13% to $76,000 in the first half of 1997 from $67,000 in the first half of 1996.

Net loss. The Company's net loss was $5,444,000 or $0.34 per share in the second quarter of 1997, compared with a net loss of $2,678,000 or $0.20 per share in the second quarter of 1996. For the first half of 1997, the Company's net loss was $9,977,000 or $0.67 per share compared with a net loss of $5,721,000 or $0.49 per share in the first half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997 and 1996, the net cash used in operating activities was approximately $9,379,000 and $6,106,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods. As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $107,668,000 and total assets of $113,007,000.

Net cash provided by financing activities totaled $76,344,000 and $44,830,000 for the six months ended June 30, 1997 and 1996, respectively. Such amounts were substantially comprised of proceeds received from the sale of Common Stock in the Company's public offerings in March 1997 and March 1996, respectively, offset in part by net repayments of notes payable and capital lease obligations.

Net cash used in investing activities totaled $12,548,000 and $19,294,000 in the six months ended June 30, 1997 and 1996, respectively, and resulted substantially from the Company's net purchases of short-term investments.

The Company expects to incur significant costs related to, among other things, continued clinical and preclinical testing, regulatory approval activities and research and development programs in the future and the build-up of sales staffs in the United States and Europe. If and when the Company receives
FDA approval of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales, increased inventory levels and payment of certain license obligations. If the Company receives FDA approval for THYMOGLOBULIN, it would be obligated to make a final milestone payment under a related license agreement totaling $1.5 million. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1998. Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1 million during 1997. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of sales and marketing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements reflect SangStat's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the FDA drug review and approval process could cause actual results to differ materially with regard to the approvability of SangStat's THYMOGLOBULIN or CYCLOSPORINE. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with SangStat's assessment of clinical trial results; (2) that there can be no assurance that the agency will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of either product; and (3) that there can be no assurance of FDA approval of either product. Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the competition manufacturing of commercial quantities of product on commercially favorable terms, market acceptance, competition and potential litigation. For a discussion of other factors that might result in different outcomes, see SangStat's 1996 Annual Report, in particular "Risks Associated With CYCLOSPORINE" set forth therein, and the Company's filings on Form 10-K and 10-Q with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company expects that this adoption will not have a material effect on reported earnings (loss) per share.

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.



                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Shareholders on or about May 27, 1997 to each stockholder of record as of May 9, 1997, for its Annual Meeting of Stockholders held June 19, 1997. At the Company's Annual Meeting, the stockholders were asked to consider four proposals.

The first proposal involved the election of directors. The existing Board of Directors selected seven nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:


      Name                         Votes For                  Against
      ----                        ----------                  -------
Philippe Pouletty                 12,481,729                  139,065
Fredric Feldman                   12,481,729                  139,065
Elizabeth Greetham                12,481,729                  139,065
Richard Murdock                   12,481,629                  139,165
Andrew Perlman                    12,481,629                  139,165
Gordon Russell                    12,481,729                  135,065
Vincent Worms                     12,481,629                  139,165


The second proposal was a series of amendments to the Company's 1993 Stock Option Plan, including an increase in the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares. The number of shares cast for, against and abstentions were 6,032,915; 4,514,111; 9,345, respectively. The percent of shares voted in favor of this proposal was 57%.

The third proposal was the Company's 1996 Non-Employee Directors Stock Plan, including 250,000 shares of Common Stock reserved for issuance thereunder. The number of shares cast for, against and abstentions were 9,091,401; 1,450,000 and 14,895, respectively. The percent of shares voted in favor of this proposal was 86%.

The fourth and final proposal was the ratification of the Company's independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 1997. The number of shares cast for, against, and the number of abstentions were 12,614,589; 3,340 and 2,865, respectively. The percent of shares voted in favor of this proposal was over 99%.

In that a plurality of shares voted for each proposal is necessary for stockholder approval, all the proposals above were approved by the stockholders at the Company's Annual Meeting of Stockholders.



   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) EDGAR Financial Data Schedule 27.1

       (b) Exhibit 10.24 Cyclosporine Amended and Restated Supply and License Agreement.

       (c) There were no reports on Form 8-K filed during the period covered by this report.





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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:   August 12, 1997          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   August 12, 1997          BY:  /S/ HENRY N. EDMUNDS, PH.D.
                                    ------------------------------------
                                           HENRY N. EDMUNDS, PH.D.
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  EXHIBITS
-------                 --------
27.1                    Financial Data Schedule

10.24                   Cyclosporine Amended and Restated Supply and License
                        Agreement
