Form 10-Q
period 1997-09-30
SANGSTAT MEDICAL CORP
filed 1997-11-17
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                                       OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File Number:   0-22890
                       -------------

                          SANGSTAT MEDICAL CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           94-3076-069
----------------------                        ---------------------------------
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
                                           [ x ]  Yes      [   ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       15,956,855

Part 1.  Financial Information
Item 1.   Financial Statements

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                   1997           1996
                                                   -------------  -------------
                                                   (unaudited)           (1)
                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $69,099,789    $19,818,940
    Short-term investments                           33,163,727     21,501,961
    Accounts receivable                                 909,775        399,437
    Other receivables                                 1,494,183        483,252
    Inventories                                       3,413,695        802,137
    Prepaid expenses                                    232,309        413,181
                                                   -------------  -------------
         Total current assets                       108,313,478     43,418,908

PROPERTY AND EQUIPMENT -- Net                         2,049,530        993,995

OTHER ASSETS                                            556,518        337,213
                                                   -------------  -------------
TOTAL                                              $110,919,526    $44,750,116
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                 $4,643,147     $1,094,104
    Accrued liabilities                                 950,366        875,602
    Capital lease obligations -
     current portion                                    351,320        262,339
    Notes payable -- current portion                    146,411        462,743
                                                   -------------  -------------
         Total current liabilities                    6,091,244      2,694,788

CAPITAL LEASE OBLIGATIONS                             1,091,716        296,715

NOTES PAYABLE                                           736,860        803,631

STOCKHOLDERS' EQUITY:
    Convertible preferred stock,
      $.001 par value, 5,000,000 shares
      authorized; none outstanding                          --             --
    Common stock, $.001 par value,
      25,000,000 shares authorized;
      outstanding: 1997, 15,956,855 shares;
      1996, 13,129,560 shares                       159,009,170     81,657,314
    Accumulated deficit                             (56,004,521)   (40,825,827)
    Accumulated translation adjustment                  (14,036)        20,634
    Unrealized gain
      on short-term investments                           9,093        102,861
                                                   -------------  -------------
         Total stockholders' equity                 102,999,706     40,954,982
                                                   -------------  -------------
TOTAL                                              $110,919,526    $44,750,116
                                                   =============  =============

(1) Derived from the Company's audited consolidated financial statements.

            See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three months ended          Nine months ended
                                                September 30,                September 30,
                                             1997          1996           1997          1996
                                        ------------- -------------  ------------- -------------
Total Revenues                            $1,126,791      $639,675     $2,528,840    $1,732,263

Operating Expenses:
    Cost of Sales and Manufacturing          852,294       729,777      2,345,150     2,018,416
    Research and Development               4,481,168     2,132,472     12,150,598     6,187,703
    Selling, General & Administrative      2,944,711     1,827,942      7,416,847     4,168,592
                                        ------------- -------------  ------------- -------------
         Total Operating Expenses          8,278,173     4,690,191     21,912,595    12,374,711
                                        ------------- -------------  ------------- -------------
Loss from Operations                      (7,151,382)   (4,050,516)   (19,383,755)  (10,642,448)

Other Income (Expense):
    Interest Income                        2,001,745       614,536      4,332,919     1,552,462
    Interest & Other Expense                 (52,319)      (29,935)      (127,858)      (96,629)
                                        ------------- -------------  ------------- -------------
         Other Income, Net                 1,949,426       584,601      4,205,061     1,455,833
                                        ------------- -------------  ------------- -------------
Net Loss                                 ($5,201,956)  ($3,465,915)  ($15,178,694)  ($9,186,615)
                                        ============= =============  ============= =============

Net loss per Common Share                     ($0.33)       ($0.26)        ($1.00)       ($0.76)
                                        ============= =============  ============= =============

Weighted Average Shares                   15,925,534    13,098,852     15,170,198    12,166,640
                                        ============= =============  ============= =============

            See notes to consolidated financial statements.

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                               September 30,
                                                    ----------------------------
                                                    1997           1996
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         ($15,178,694)   ($9,186,615)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       424,365        286,323
     Changes in assets and liabilities:
       Accounts receivable                              (521,231)       (27,141)
       Other receivables                              (1,019,946)      (208,010)
       Inventories                                    (2,615,556)       (13,631)
       Prepaid expenses                                  178,614       (127,902)
       Accounts payable                                3,576,924       (131,123)
       Accrued liabilites                                102,282         31,856
                                                    -------------  -------------
          Net cash used in operating activities      (15,053,242)    (9,376,243)
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock and options                   77,351,856     45,288,946
   Note payable borrowings                                   --         133,904
   Note payable repayments                              (351,216)      (307,722)
   Repayment of capital lease obligations               (260,477)      (238,685)
                                                    -------------  -------------
          Net cash provided by financing activities   76,740,163     44,876,443
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  (343,355)      (144,356)
   Maturities of short-term investments                7,436,722     10,294,309
   Purchase of short-term investments                (19,192,255)   (30,861,139)
   Other assets                                         (271,926)       (14,114)
                                                    -------------  -------------
          Net cash used in investing activities      (12,370,814)   (20,725,300)
                                                    -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (35,258)       (40,882)
                                                    -------------  -------------
NET INCREASE IN CASH AND EQUIVALENTS                  49,280,849     14,734,018

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             19,818,940      4,609,186
                                                    -------------  -------------
CASH AND CASH  EQUIVALENTS, END OF PERIOD            $69,099,789    $19,343,204
                                                    =============  =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases             $1,144,459       $345,325
   Property acquired under notes payable                      --        268,322
   Unrealized gain (loss) on investments                 (93,768)       145,525

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION -
   Cash paid during the period for interest             $150,209       $115,686
                                                    =============  =============


            See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Basis of Presentation

The consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

While the quarterly financial information in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheet. These results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.


Per Share Information

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares, including stock options granted by the Company, have been excluded in the calculation of common shares outstanding since they would serve to reduce the net loss per share.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                        September 30,   December 31,
                                        1997            1996
                                        ------------    ------------
Raw materials                            $1,505,932        $265,537
Work-in-progress                            287,415         275,503
Finished goods                            1,620,348         261,097
                                        ------------    ------------
Total                                    $3,413,695        $802,137
                                        ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Nine Months Ended September 30,
1997 and 1996


Total revenues. Net product sales in third quarter 1997 increased to $1,127,000 from $640,000 in the same quarter of 1996. This increase of $487,000 or 76% reflects an increase of 25% in sales of monitoring products, including PRA- STAT(R) and CROSS-STAT(R), sales of THE TRANSPLANT PHARMACY(TM)(which began in third quarter 1996) and an increase of 18% in therapeutic sales (including THYMOGLOBULIN(R)) in Canada. Net product sales in the first nine months of 1997 increased to $2,529,000 from $1,732,000 in the first nine months of 1996. This increase of $797,000 or 46% similarly reflects an increase of 37% in sales of monitoring products, including PRA-STAT and CROSS-STAT, continuing sales of THE TRANSPLANT PHARMACY and partially offset by an 18% decline in therapeutic sales (including THYMOGLOBULIN) in Canada. The changes in sales of THYMOGLOBULIN in Canada under that country's Emergency Drug Release (EDR) Program reflect compassionate use demand.


Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $852,000 in the third quarter of 1997 as compared with $730,000 in the corresponding quarter of 1996. This increase of $122,000 or 17% was due to an 8% increase in cost of sales in Canada and commencement of THE TRANSPLANT PHARMACY, partially offset by a decrease in costs of monitoring products. Cost of sales and manufacturing expenses were $2,345,000 in the first nine months of 1997 as compared with $2,018,000 in the first nine months of 1996. This increase of $327,000 or 16% is a result of a 10% decrease in costs of monitoring products, a 16% decrease in costs of sales in Canada, partially offset by costs of sales for THE TRANSPLANT PHARMACY.


Research and development. Research and development expenses increased to $4,481,000 in the third quarter of 1997 from $2,132,000 in the same period in 1996. This increase of $2,349,000 or 110% primarily reflects several clinical trials in transplant patients for CYCLOSPORINE and THYMOGLOBULIN and continuing product development of AZATHIOPRINE, ALLOTRAP(R) peptides and XENOJECT(TM). In July the Company announced the one year follow-up of its pivotal U.S. Phase
III trial with THYMOGLOBULIN(R). These data have not yet been reviewed by the U.S. Food and Drug Administration (FDA). A Product License Application (PLA)
for THYMOGLOBULIN was submitted to the FDA in January 1997.   During the third
quarter, SangStat also successfully completed an additional clinical trial with its proprietary CYCLOSPORINE in renal transplant recipients. The results of this trial, conducted at the University of Cincinnati, will be presented at a satellite symposium at the American Society of Nephrology Annual Meeting in November 1997. The Company has a number of additional clinical trials in different transplant recipient populations ongoing and results are planned to be presented at future scientific and regulatory meetings in the future.

Research and development expenses also increased to $12,151,000 in the first nine months of 1997 as compared to $6,188,000 in the first nine months of 1996. This increase of $5,963,000 or 96% reflects, in addition to the key events described above for the third quarter of 1997, support of an on going trial utilizing THYMOGLOBULIN for induction therapy to prevent acute rejection in kidney transplant recipients. This is not a registration study but may provide useful data to help assess the potential of this indication for THYMOGLOBULIN. The Company filed applications with the FDA for market clearance of its proprietary CYCLOSPORINE, for prevention of organ transplant rejection, and THYMOGLOBULIN, for treatment of rejection, in November 1996 and January 1997, respectively. Both drugs are now under active review at the FDA. The Company announced in April 1997 that it is planning to expand its clinical trial programs and in accordance with these plans, the Company expects research and development expenses to continue to increase in the next few quarters over levels from corresponding quarters of the previous year.


Selling, general and administrative. Selling, general and administrative expenses increased to $2,945,000 in the third quarter of 1997 from $1,828,000 in the same quarter of the previous year. This increase of $1,117,000 or 61% is in accordance with the Company's announcement in April 1997 of its plans to expand its sales and marketing staff to further its near term commercialization strategies. In May 1997 R. J. Tesi, M.D., joined the Company as Senior Vice President of Marketing and in August 1997 Martin Rosendale joined the Company as Senior Vice President of U.S. Sales and Services. Selling and marketing expenses for monitoring and therapeutic products increased by $120,000 from the third quarter of 1996, as compared to the same quarter in 1997. General and administrative expenses further increased by $997,000 in the third quarter of 1997 as compared to the third quarter of 1996 primarily as the result of the establishment of a pilot facility for THE TRANSPLANT PHARMACY, as well as expanded patent and other general and administrative activities.

Selling, general and administrative expenses increased to $7,417,000 in the first nine months of 1997 from $4,169,000 in the first nine months of 1996.
This increase of $3,248,000 or 78% from the first nine months of 1996 to the first nine months of 1997 is largely attributable to an increase of $2,038,000 in general administrative expenses, including expenses of THE TRANSPLANT PHARMACY. This reflects an increase of $1,210,000 in selling and marketing expenses for monitoring and therapeutic products. This increase in selling and marketing expenses reflects in part that the Company established its own monitoring products sales staffs in the United States and Europe and expanded its sales and marketing group in Canada in third quarter 1996 in connection with the Company's reacquisition of marketing rights to PRA-STAT and CROSS-STAT from Baxter Healthcare Corporation in July 1996. The Company is building its therapeutic products sales and marketing team in that market approval applications for THYMOGLOBULIN and CYCLOSPORINE have been submitted and accepted for review by the FDA. In the next several quarters, the Company expects to continue to build its therapeutic products sales force so that, in the event of market clearances, the Company will be ready to launch and market its products. Accordingly, the Company expects selling, general and administrative expenses to increase in the next several quarters.


Other income and expenses. Interest income increased by $1,387,000 or 226% to $2,002,000 in the third quarter of 1997 from $615,000 in the third quarter of 1996 and also increased by $2,780,000 or 179% to $4,333,000 in the first nine months of 1997 from $1,552,000 in the third quarter of 1996. These increases are due to the increase in the average cash balance available for investment as a result of the Company's sale of equity securities in a public offering in March 1997 and the overallotment completed in April 1997. Interest and other expense for capital lease obligations and long term notes increased by $31,000 or 32% to $128,000 in the first nine months of 1997 from $97,000 in the first nine months of 1996.


Net loss. The Company's net loss increased to $5,202,000 or $0.33 per share in the third quarter of 1997, compared with a net loss of $3,466,000 or $0.26 per share in the third quarter of 1996. For the first nine months of 1997, the Company's net loss increased to $15,179,000 or $1.00 per share compared with a net loss of $9,187,000 or $0.76 per share in the first nine months of 1996.


Liquidity and Capital Resources

During the first nine months of 1997 and 1996, the net cash used in operating activities was approximately $15,053,000 and $9,376,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods. As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $102,264,000 and total assets of $110,920,000.

Net cash provided by financing activities totaled $76,740,000 and $44,876,000 for the nine months ended September 30, 1997 and 1996, respectively. Such amounts were substantially comprised of proceeds received from the sale of Common Stock in the Company's public offerings in March 1997 and March 1996, respectively, offset in part by net repayments of notes payable and capital lease obligations. Net cash used in investing activities totaled $12,371,000 and $20,725,000 in the nine months ended September 30, 1997 and 1996, respectively, and resulted substantially from the Company's net purchases of short-term investments.

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

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the FDA drug review and approval process could cause actual results to differ materially with regard to the approvability of SangStat's THYMOGLOBULIN or CYCLOSPORINE. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results; (2) that there can be no assurance that the agency will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product; and (3) that there can be no assurance of FDA approval of the product. Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the manufacturing of commercial quantities of product on commercially favorable terms, market acceptance and potential litigation. For a discussion of factors that might result in different outcomes, see the Company's Annual Report, in particular "Risks Associated with CYCLOSPORINE" set forth therein, and the Company's filings on Forms 10-K and 10-Q with the Securities and Exchange Commission.


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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:   November 14, 1997          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   November 14, 1997          BY:  /S/ HENRY N. EDMUNDS, PH.D.
                                    ------------------------------------
                                           HENRY N. EDMUNDS, PH.D.
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  EXHIBITS
--------                 --------
27.1                    Financial Data Schedule