Form 10-K
period 1997-12-31
SANGSTAT MEDICAL CORP
filed 1998-03-31
CIK 913610

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (650) 328-0300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.001 par value)
                        Preferred Share Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 16, 1998 was approximately $428,276,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market System of $30.50 on that date). Shares of Common
Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 16, 1998 approximately 16,015,701 shares of the Registrant's Common Stock, $.001 par value, were outstanding.
==========================================================================


PART I

ITEM 1. BUSINESS

Overview

SangStat, The Transplant Company, is a specialty pharmaceutical company applying a disease management approach to improve the outcome of organ transplantation. The Company's products and product candidates are designed to prevent and treat graft rejection and monitor transplant patients throughout their lifetimes. SangStat's lead drug candidates are THYMOGLOBULIN for the treatment of acute graft rejection episodes, and CYCLOSPORINE, for chronic daily immunosuppression to prevent graft rejection. In January 1997, the Company filed a Product License Application ("PLA") with the U.S. Food and Drug Administration ("FDA") for marketing approval of THYMOGLOBULIN. In November 1996, the Company filed an Abbreviated Antibiotic Drug Application ("ANDA"), which the FDA accepted for review in January 1997, for marketing approval of its proprietary CYCLOSPORINE formulation. In February 1998, the Company also filed in Europe for marketing authorization for its proprietary CYCLOSPORINE formulation. Cyclosporine, which to date has only been marketed by Novartis AG ("Novartis"), is the leading immunosuppressive drug used by transplant patients, with estimated worldwide sales of over $1.3 billion in 1997. SangStat is also conducting clinical trials for a generic AZATHIOPRINE product candidate for use as an adjunct therapy in chronic immunosuppression. ALLOTRAP 2702, a proprietary HLA peptide designed to promote graft acceptance, is in Phase II clinical trials in Europe. To further the Company's goal of providing comprehensive disease management, the Company has established THE TRANSPLANT PHARMACY, a program designed to provide mail order distribution of drugs and transplant patient management services.

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

Organ Transplantation

Organ transplantation can save or improve the lives of patients with organ failures for whom there are few alternative treatments. Transplantation involves surgically replacing the failed organ of a transplant recipient with a viable organ from a donor. Because the success of a transplant depends on the degree of compatibility between the organ donor and the recipient, a typical transplant candidate must wait on a national computerized waiting list until a compatible organ can be found. Currently, there are approximately 100,000 transplant candidates registered on waiting lists in approximately 500 transplant centers throughout North America and Europe. At any given time, approximately 70% of these patients are waiting for kidney transplants. The other patients are waiting for liver, heart, heart-lung, bowel or pancreas transplants. Each year approximately 50,000 new patients receive donated organs. In order to prevent rejection of implanted organs, recipients must begin a life-long regimen of immunosuppressive therapy immediately upon receiving a donated organ. There are more than 200,000 patients in North America and Europe that need daily immunosuppressive therapy to prevent graft rejection and graft loss.

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

The Lifetime Post-Transplant Phase. The use of immunosuppressants, initiated during the acute phase, is continued daily throughout the patient's lifetime to minimize or prevent the loss of the graft by acute or chronic rejection. Conventional therapy typically combines several drugs, most commonly cyclosporine, azathioprine and steroids, or alternative combinations for certain patients using tacrolimus and/or mycophenolate mofetil. These drugs act nonspecifically and broadly impair the recipient's immune system in order to reduce the immune response against the graft. Cyclosporine is the leading immunosuppressive drug used in the post-transplant phase. In 1997, worldwide sales of Novartis' cyclosporines, Sandimmune and Neoral, were estimated at over $1.3 billion. Even with the use of immunosuppressants, patients have an approximate 5% to 20% risk of losing grafts per year during the first three years following transplantation, and less than 50% of patients have functioning grafts after approximately ten years.


Products, Product Candidates and Services

SangStat's portfolio of complementary drugs, monitoring products, product candidates and services are designed to prevent and treat graft rejection and monitor patients throughout the patient's lifetime. The following table summarizes SangStat's products, product candidates and services.

                                        POTENTIAL CLINICAL
TRANSPLANT PHASE    PRODUCT/SERVICE            USE                    STATUS(1)
- -----------------  -----------------    ------------------    -------------------------
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

Lifetime Post-     CYCLOSPORINE         Chronic               ANDA under review in U.S.
Transplant Care                         immunosuppression
                   AZATHIOPRINE         Chronic               Bioequivalence trials
                                        immunosuppression
                   MONITORING           Patient management    Clinical trials
                   PRODUCTS

                   THE TRANSPLANT       Mail order and        Marketed
                   PHARMACY             patient management
                                        program

(1) "Phase I, II or III" indicates that the product candidate is in a certain stage of clinical trials. "Bioequivalence Trials" are clinical studies in healthy volunteers which assess pharmacokinetic parameters of the drug candidate against the reference drug to support an application for the approval of a generic drug without the need for safety and efficacy trials. "ANDA under review" means that an Abbreviated Antibiotic Drug Application has been accepted for filing by the FDA and is now under review for approval in the U.S. on the basis that the product may be bioequivalent to an existing reference listed drug and may conform with ANDA regulations. "NDS Filed" means that a New Drug Submission has been filed with the Health Protection Board. "PLA under review" means that a Product License Application for approval of a biological product has been accepted for filing by the FDA and is now under review for approval in the U.S. "Marketed" means that commercial sales of the product have commenced. See "-Government Regulation."
(2) THYMOGLOBULIN is licensed exclusively from Pasteur Merieux Connaught ("PMC") for the United States and Canada and commercialized by PMC in many European countries. See "-Strategic Relationships."
(3) CELSIOR was licensed from PMC and the Company has the exclusive rights to market the product in the United States and Canada. See "-Strategic Relationships."

Since its inception in 1988, SangStat has focused on the development of products to improve the outcome of organ transplantation. The Company's revenue is primarily derived from the distribution of the Company's therapeutic transplantation product candidate, THYMOGLOBULIN in Canada and from sales of its pre-transplant monitoring products PRA-STAT and CROSS-STAT in the United States, Canada and Europe. Sales of organ transplantation products comprised 92%, 88% and 78% of the Company's net product sales in 1997, 1996 and 1995, respectively.

THYMOGLOBULIN

Thymoglobulin is a pasteurized, rabbit anti-human thymocyte immunoglobulin (polyclonal antibody preparation) which induces immunosuppression as a result of T-cell depletion. The Company filed a PLA with the FDA for market approval in January 1997 with a proposed indication for the treatment of acute allograft rejection and for prevention of recurrent acute rejection in renal transplant patients.. SangStat has an exclusive license from PMC to market THYMOGLOBULIN in the United States and Canada. Thymoglobulin is commercially available in many European countries where it is a market leader in its category. Approved for use in 44 countries, thymoglobulin has been commercialized and used to treat more than over 40,000 patients principally in Europe by PMC since 1985.

SangStat completed a pivotal Phase III human clinical trial in the United States in August 1996. The trial was designed to demonstrate safety and efficacy equivalent to current anti-T-cell therapy for the treatment of acute kidney rejection episodes. The trial was a double-blinded, randomized, multi- center Phase III clinical trial of THYMOGLOBULIN versus ATGAM (marketed by Pharmacia & Upjohn Inc.) in the treatment of acute rejection episodes following renal transplantation in adults. The 163 adult patients enrolled in the trial were kidney transplant recipients with biopsy-proven acute graft rejection. Patients randomized into the treatment groups were to receive either 1.5 mg/kg per day of THYMOGLOBULIN or 15 mg/kg per day of ATGAM for 7 to 14 days and were followed for twelve months following enrollment. Patients were stratified into groups according to the degree of rejection severity (steroid resistant mild, moderate or severe rejection). The severity of rejection was based on the kidney biopsy using the standardized international Banff criteria. Of the 162 evaluable patients in the trial, 82 received THYMOGLOBULIN and 80 received ATGAM. The trial was conducted at 28 leading transplant centers around the United States.

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

SangStat believes that, because of the preclinical and clinical data available on THYMOGLOBULIN from PMC, only the single completed Phase III trial will be required in the United States to support FDA approval. However, there can be no assurance that the results of a single Phase III clinical trial, in combination with existing European safety and efficacy data, will be sufficient to support an ELA, PLA, or any future ELA supplements needed for commercial marketing. The Company filed an ELA and a PLA with the FDA in August 1996 and January 1997, respectively. Both applications have been accepted for filing and are now under review by the FDA. The Company has filed an additional ELA supplement for a new manufacturing facility at PMC necessary to meet North American market demand. PLA `Complete Review' letter for the THYMOGLOBULIN issued a complete review letter in January 1998. The pre-approval site inspection of the PMC manufacturing facility has also been completed. The receipt of this action letter indicates that the FDA has completed its review of the THYMOGLOBULIN PLA within the twelve-month review target suggested in the 1992 Prescription Drug User Fee Act (PDUFA). In line with the FDA Modernization ACT (PDUFAII), the FDA's Center for Biologics Evaluation and Research (CBER) is now issuing `complete review' letters rather than `approvable' or `not approvable' letters for biologics applications. FDA action on THYMOGLOBULIN's Establishment License Application (ELA) is expected in the near future. Prior to final potential product approval, CBER's `complete review' letter for the THYMOGLOBULIN PLA requires responses to questions related to the PLA. Following the completion of the manufacturing facility pre-approval inspection the FDA has provided a separate list of observations. SangStat and PMC have provided responses to all of the questions on the PLA and observations from the inspection. Subject to marketing clearance and scaling up of production, PMC will manufacture commercial supplies of THYMOGLOBULIN for marketing and distribution by SangStat in the United States. THYMOGLOBULIN is manufactured and marketed outside North America by IMTIX, the PMC transplantation division. In Canada, SangStat has filed a New Drug Submission ("NDS") and is generating fluctuating revenues through the distribution of THYMOGLOBULIN under that country's Emergency Drug Release ("EDR") program, which permits the distribution of certain products before final regulatory approval. In the United States, SangStat has provided THYMOGLOBULIN for compassionate use for over 70 patients. Data in support of the PLA submission were derived from extensive European clinical trials and post-marketing surveys, as well as experience in Canada under the EDR program. SangStat is developing THYMOSTAT, a monitoring assay for THYMOGLOBULIN to assist in optimal definition of the therapeutic regimen (i.e. monitoring blood levels of a product to determine which blood levels lead to the best results for patients using the product). A 510(k) for market clearance of Thymostat is under review at the FDA.

The Company announced in January 1998 the preliminary positive results of the first U.S. double blinded trial evaluating THYMOGLOBULIN versus ATGAM for induction therapy, at the time of transplant, to prevent acute graft rejection in kidney transplant patients. The overall incidence of acute rejection episodes in patients treated with THYMOGLOBULIN was reduced 83.2% as compared to those patients treated with ATGAM (p=0.01). The data showed that the overall incidence of acute rejection (biopsy proven, primary endpoint) in the THYMOGLOBULIN treated patients was 4.2% versus 25% in the ATGAM treated patients (p=0.01). Other endpoints measured included Event Free Survival, cytomegalovirus
(CMV) disease, and serious adverse events. Event Free Survival, a measure of overall success in this trial and defined as no rejection, no death and no graft loss, was achieved by 94% of THYMOGLOBULIN treated patients as compared to 61% of ATGAM treated patients (p=0.0005). Only 10.4% of patients treated with THYMOGLOBULIN developed CMV disease versus 33.3% treated with ATGAM (P=0.025). There were also fewer serious adverse events with THYMOGLOBULIN (p=0.0009). Greater and more persistent T-cell depletion and a more frequent leukopenia were observed with THYMOGLOBULIN treatment as compared to ATGAM. These findings may partly explain the lower incidence of rejection with THYMOGLOBULIN as compared to ATGAM.

Based on the results of this induction trial, SangStat expects to conduct further studies with THYMOGLOBULIN for the prevention of organ transplant rejection, as part of its development program for this new indication in the United States. The Company's application for market clearance of THYMOGLOBULIN for the treatment of rejection is currently in late stage review at the FDA.


CYCLOSPORINE

In North America and Europe there are more than 200,000 transplant recipients requiring expensive daily immunosuppressive therapy for the rest of their lives. The majority of these patients use cyclosporine. The Company estimates that the current cyclosporine cost per patient is $6,000 to $8,000 per year. Cyclosporine is a small, cyclic peptide that works by inhibiting T-cell activation and preventing T-cells from attacking a transplanted organ. The development of cyclosporine for the prevention of graft rejection was a medical breakthrough in the early 1980's and resulted in the rapid growth of organ transplantation. Sandimmune, the original formulation of cyclosporine, was introduced by Novartis, formerly Sandoz, in the United States in 1983. Neoral, an "improved" formulation of cyclosporine with increased bioavailability, was launched first in Europe in 1994 and then in the United States in September 1995. Currently, the majority of all new transplant recipients are started on Neoral, and, as of the end of 1997, the Company estimates, based on information released by Novartis, that more than 80% of European and 65% of the United States transplant recipients have been initiated on, or converted to, Neoral. In November 1996, SangStat filed an ANDA with the FDA, which the FDA accepted for review in January 1997, for marketing approval of its proprietary formulation of CYCLOSPORINE. The Company believes its formulation of CYCLOSPORINE is bioequivalent to Novartis' newest formulation, Neoral. Worldwide sales of Novartis' cyclosporine in 1997 were estimated at over $1.3 billion.

Two different formulations of the same drug are considered bioequivalent if the drug's absorption rate, blood concentration and persistence in the bloodstream are demonstrated to be equivalent in healthy volunteers in controlled, crossover trials according to defined regulatory policy. Two key pharmacokinetic parameters, area under the blood concentration vs. time curve (AUC) and the maximum drug concentration (Cmax) are measured in human bioequivalence trials. These parameters are calculated from drug levels measured in the blood over a defined time period following dosing. AUC to a defined time point (AUC (0-t)) and AUC to infinity (AUC (0-(~)) are calculated separately. Among other factors, if the 90% confidence intervals (for the ratio of the log transformed parameters of SangStat's CYCLOSPORINE and Neoral) are contained within the range of 80% to 125%, the formulations are considered bioequivalent under current FDA policy.

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

Statistical comparison of the key pharmacokinetic parameters for SangStat's CYCLOSPORINE and Neoral yielded the following results which the Company believes demonstrate bioequivalence; however, the FDA has not yet reviewed any of these data:


                  SANGSTAT/NEORAL          90% CONFIDENCE
PARAMETER     LEAST SQUARES MEAN RATIO      INTERVAL(1)        POWER(2)
-----------    ------------------------     --------------     --------
Cmax                    99.6%                96.9 - 104%        99.99%
AUC(0-t)                99.8%                97.3 - 103%        99.99%
AUC(0-()                99.4%                97.0 - 103%        99.99%

----------------

(1) Based on log transformed parameters.

(2) Power = Power (%) to detect 20% differences between treatments (a=0 the study to be statistically significant, the power should be at l

(a=0.05). For the study to be statistically significant, the power should be at least 80%.

SangStat has completed seven human trials with its proprietary CYCLOSPORINE formulation in a total of 165 healthy volunteers. Two were pivotal trials completed in 1996, one under fasted conditions and one designed to assess food effect on cyclosporine bioavailability; both demonstrated bioequivalence between SangStat's CYCLOSPORINE and Neoral. The Company subsequently confirmed bioequivalence in four additional healthy volunteer trials in 86 subjects (including both African Americans and females) and a patient trial in 32 kidney transplant recipients. In 1997, the Company began two studies, one of which was completed in 1997 and the second of which is continuing into 1998, in renal transplant patients, to document the long-term efficacy and safety of SangStat's CYCLOSPORINE. The Company is continuing to conduct five other studies, of which three were begun in 1997 and two in early 1998, in kidney, liver or heart transplant recipients, to demonstrate the bioequivalence of SangStat's CYCLOSPORINE to Novartis' Neoral. In each of the pivotal and all additional trials, the incidence, severity or frequency of side effects was similar between the two products. The Company continues to expand its global regulatory clinical trial program with trials ongoing and planned for different populations of organ transplant recipients, and expects to present the results of these trials at upcoming transplant and regulatory meetings.

Under current FDA regulations and policy, a generic cyclosporine that is shown to be bioequivalent to Neoral may be approved without the need to duplicate safety and efficacy trials. If the FDA approves SangStat's CYCLOSPORINE based on bioequivalence to Neoral, SangStat intends to market its formulation as a branded therapeutic substitute for Neoral. SangStat recently unveiled an innovative cyclosporine delivery system intended to be used by patients with the Company's CYCLOSPORINE drug product candidate as it targets the $1.3 billion cyclosporine market. CycloTech is a compact, hand held device with a built-in smart chip that is designed to deliver and track each dose of cyclosporine taken by the transplant patient. CycloTech is not commercially available and is pending 510(k) clearance by the FDA. The CycloTech device will be made available, subject to market clearance, to transplant recipients using cyclosporine. It is designed to provide additional means to physicians to monitor a patient's record of taking cyclosporine, while making it convenient for recipients to manage and track their daily dosing regimen. It is designed to enable physicians to use their computers to down load recorded information from CycloTech and review each patient's detailed daily dosing history, for up to the previous 12 months.

In February 1998, the Company received correspondence from the FDA indicating that the Agency has completed its review of the Company's CYCLOSPORINE marketing application. An application for marketing Sang-35, SangStat's proprietary CYCLOSPORINE product candidate, was accepted for review by the FDA in January 1997, as a bioequivalent formulation to Novartis' Neoral for the prevention of rejection in organ transplant recipients. The receipt of this letter, called a Minor Deficiency letter, indicates that the FDA has completed its review of the Company's CYCLOSPORINE ANDA including the Company's responses to key questions during the review process. Prior to potential final product approval, the Office of Generic Drugs (ODG) requires responses to a short list of questions, to which the Company has responded. Importantly, the remaining issues raised in this letter were not related to the bioequivalence trials.

The Company has entered into an agreement for commercial scale production of CYCLOSPORINE bulk material (i.e. the active ingredient of CYCLOSPORINE) with Gensia Sicor, Inc. ("Gensia Sicor"). The agreement has an initial term of ten years following the first regulatory approval of CYCLOSPORINE for commercial sale in North America and Europe, subject to earlier termination upon 120 days notice in the event of a substantial breach by either party of its material obligations under the agreement. SICOR S.p.A. ("SICOR"), Gensia Sicor's wholly owned subsidiary, received approval from the FDA in July 1997 of an ANDA for manufacture of bulk cyclosporine drug substance. In December 1997 SICOR also received approval to manufacture cyclosporine bulk drug substance in the European Union (EU). The European approval was issued as a Certificate of suitability of Monographs of the European Pharmacopoeia. The Company has also signed a second supply agreement for bulk CYCLOSPORINE with a supplier that is approved by the FDA for manufacture of cyclosporine bulk drug substance. The Company also has separately contracted with Eli Lilly and Company ("Lilly") to manufacture the finished commercial supply of SangStat's proprietary CYCLOSPORINE product candidate for the anticipated worldwide market. Lilly will use bulk CYCLOSPORINE, provided by SangStat, and fill and finish to produce SangStat's proprietary formulated CYCLOSPORINE product for subsequent commercial sale and distribution worldwide by the Company. A pre-approval inspection of the product manufacturing facility at Eli Lilly was deemed unnecessary by the FDA. In December 1997 the Company signed an exclusive agreement with Amgen Inc. ("Amgen") for the registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE product candidate in select territories in the Asia/Pacific rim. SangStat has retained the exclusive commercial rights to its CYCLOSPORINE in all other territories including North America and Western Europe. There can be no assurance that the Company's third-party manufacturers will perform satisfactorily and any such failure may delay clinical trial development or the submission of product for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Risk Factors-Limited Manufacturing Capability."

Successful development and commercialization of the Company's CYCLOSPORINE drug candidate is subject to numerous risks, including failure to obtain regulatory approvals and potential intellectual property claims of third parties, including those of Novartis and its manufacturing contractors. In addition, if the Company is unable to demonstrate to the FDA that its formulation is bioequivalent to Neoral, a currently approved Novartis formulation, the Company would be required to undertake additional development work and seek regulatory approval through the potentially longer NDA process if it wished to continue to pursue this product candidate.

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

There can be no assurance that Novartis will not seek to protect its market share through litigation, or other actions, against SangStat, its affiliates and partners, or the FDA, or take actions which could adversely affect the regulatory approval process. To date, no litigation has been commenced by Novartis nor has Novartis threatened the Company with litigation. In November 1996, however, Novartis filed a citizens' petition with the FDA, seeking to prohibit the use of Neoral as a reference drug for demonstration of bioequivalence. Neoral was listed as a reference drug in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations. In addition, in March of 1998, Novartis filed another citizen's petition requesting that the FDA not approve any generic version of Neoral not identical to the Neoral product formulation. "See FDA Regulation: Approval of Therapeutic Products". The Company has several patents pending on its cyclosporine formulation and formulation technology. However, there can be no assurance that SangStat's formulation will not be found to infringe on Novartis' proprietary rights. If Novartis brings suit against SangStat in the United States or elsewhere, SangStat could be greatly delayed in obtaining regulatory approval of any CYCLOSPORINE product, or in bringing any CYCLOSPORINE product candidate to market, or could be enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling CYCLOSPORINE entirely, which would have a material adverse effect on the Company's future results of operations. A number of key employees were previously employed at Novartis and it is possible a claim could be asserted against SangStat based on such prior employment. While the Company believes that such a claim would be without merit in part because such employees have informed the Company that they did not have any non-competition agreements with Novartis and that they have not violated any confidentiality agreements with Novartis, such a claim could nonetheless result in litigation. Any litigation, whether or not resolved in favor of the Company, is likely to be expensive, lengthy and time consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. To date no litigation has been threatened, but there can be no assurance that Novartis will not commence litigation or otherwise attempt to delay the marketing of CYCLOSPORINE in the future. See "Risk Factors-Risks Associated with CYCLOSPORINE."


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

The results of an initial Phase II safety study in Europe showed that ALLOTRAP 2702 was safe and well-tolerated in the study. A key finding, with respect to biological activity, was the statistically significant in vivo inhibition of cell-mediated cytotoxicity by ALLOTRAP 2702. Such inhibition had previously been identified as a key endpoint in preclinical studies. The trial was conducted at the Center of Transplantation at Nantes, the largest kidney/pancreas transplant center in France, and was a double-blinded, randomized, placebo-controlled safety and pharmacokinetic study of ALLOTRAP 2702 in 28 renal transplant recipients. The results showed that there were no adverse effects attributed to ALLOTRAP 2702 therapy, and no anti-peptide antibodies, which would lower the peptide's potential immunosuppressive efficacy, could be detected. Furthermore, renal function, as assessed by serum creatinine levels at one and three months post-transplant, was similar between the high dose peptide group and placebo group. In this study, the investigators also found that ALLOTRAP 2702 resulted in a statistically significant difference in cell-mediated ("Natural Killer" or "NK" cells) cytotoxicity in the group receiving ten days' therapy as compared to controls (p = 0.001). This effect on NK cell activity was previously demonstrated in preclinical studies to be a key marker of efficacy whereby NK cell inhibition correlated with the prolongation of graft survival without the need for continuous immunosuppression. These results indicate that ALLOTRAP 2702 had a biological effect in humans and that NK cell activity may serve as a surrogate endpoint in future trials. Additional human studies are ongoing or planned. Additional ALLOTRAP peptides are in preclinical research.

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

In July 1996, the Company completed an agreement with Baxter
Healthcare Corporation ("Baxter") to reacquire marketing rights to PRA-STAT and CROSS-STAT pre-transplant monitoring products. The Company reacquired these products in order to market these monitoring products directly and to better establish its own product distribution capabilities. The terms of this reacquisition included the obligation to pay Baxter royalties on future sales of the reacquired products.

Organ Preservation Product Candidate

The quality of organ preservation is an important factor contributing to the viability of the transplant. Most organs are retrieved from trauma victims who are declared brain-dead but maintain cardiac function until their organs are removed. The harvested organs are stored in a preservation solution to prevent deterioration and tissue typed to determine the HLA antigens. Following this, each donor must be crossmatched with the patients on the transplant waiting lists, each organ being crossmatched with approximately 100 potential recipients. Once the best candidate for each organ has been chosen, the organs are shipped to the recipient's transplant center. The amount of storage time allowed before transplant varies between organ types and can severely limit the distance an organ can be shipped. SangStat has acquired from PMC an exclusive license to commercial rights for CELSIOR in the United States and Canada. CELSIOR is a formulated solution to store and extend viability of organs between organ recovery and transplantation. SangStat intends to assess the effect of CELSIOR on organ viability and speed of post-transplant organ function recovery. After consultation with the FDA, the Company voluntarily withdrew its 510(k) in 1996 for a two-component CELSIOR product in favor of a one component product. The Company is now conducting a multicenter clinical trial for a redesigned, one-component, ready-to-use CELSIOR product candidate and intends to submit a new 510(k). As of February 1998, 109 patients of 120 planned, had been enrolled in this study at 15 North American centers.

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

THE TRANSPLANT PHARMACY

To further the Company's goal to provide comprehensive disease management, in September 1996 SangStat established THE TRANSPLANT PHARMACY, a program designed to provide mail order distribution of drugs and other services for transplant patients. Its first site of operation opened in September 1996 at the University of Tennessee Bowld Hospital Organ Transplant Center in Memphis, Tennessee. As of December 31, 1997, there were four participating transplant center sites actively referring patients in the US. The Company has also established a central mail order facility in Menlo Park, California.

SangStat is developing a dedicated sales force to market its transplant products directly to transplant centers and patients. To further this goal and to provide comprehensive disease management, SangStat established THE TRANSPLANT PHARMACY, a program dedicated to providing direct distribution by mail order of drugs and transplant patient management services in September 1996. This service encourages the promotion of medication compliance, measures clinical and economic outcomes, and provides feedback directly to clinicians. Patients electing to enroll will be able to have all of their medications filled through the program's central pharmacy. THE TRANSPLANT PHARMACY will also place a key individual, such as a pharmacist, in each transplant center that joins the program to interact directly with physicians, nurses and patients. THE TRANSPLANT PHARMACY program seeks to provide a singular and integrated approach to the management of transplantation, in which the Company's drugs, monitoring products, and services can be supplied to meet the needs of individual transplant centers and their patients.

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

XENOJECT Technology

SangStat is developing a new platform technology called XENOJECT. The Company believes XENOJECT will promote the elimination of undesirable cells by halting the acceptance process of the immune system. XENOJECT specifically redirects a graft immune response from its natural target to an undesirable target by adding incompatible transplantation antigens to the surface of the undesirable cell. XENOJECT may become an enabling technology which offers major potential advantages over other specific immunotherapy technologies, such as therapeutic monoclonal antibodies (murine or humanized) or immunotoxins. Potential benefits include increased potency, decreased immunogenicity, easier manufacturing (small molecule) and potential for oral administration. Potential clinical applications include cancer and infectious disease therapy. Currently, the Company conducts discovery research in the field of cancer and immune disorders. In March 1998, SangStat and Dyax Corp. signed a Research and License agreement to discover peptides for use with SangStat's XENOJECTT technology.


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

Pasteur Merieux Connaught

In October 1993, SangStat entered into an exclusive licensing agreement with PMC for the clinical development, marketing and sale of THYMOGLOBULIN and CELSIOR in the United States and Canada. The agreement provides, among other things, that (i) SangStat will use commercially reasonable efforts to obtain regulatory approval through a Phase III clinical trial for THYMOGLOBULIN for treatment of kidney rejection episodes; (ii) PMC will manufacture and supply products for clinical and commercial use; and (iii) SangStat will pay a fee upon achievement of milestones as well as royalties based upon commercial sales. Although THYMOGLOBULIN has been approved and is sold on a commercial basis in many European countries, there can be no assurance that regulatory approval will be obtained in the United States or Canada. The agreement has an initial term of fifteen years, subject to earlier termination upon 120 days notice of a substantial breach by either party of its material obligations under the agreement.

Amgen, Inc.

In December 1997 the Company signed an exclusive agreement with Amgen Inc. ("Amgen") for the registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE product candidate in select territories in the Asia/Pacific rim. SangStat has retained the exclusive commercial rights to its CYCLOSPORINE in all other territories including North America and Western Europe. Under the terms of the agreement, Amgen will have exclusive rights to market CYCLOSPORINE, under SangStat's branded trademark, in Australia, New Zealand, China and Taiwan. The licensing agreement includes an initial payment to SangStat, other milestone payments based on key regulatory submissions and approvals, and royalties.

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

Stanford University

SangStat has a worldwide, exclusive license from Stanford University to make, sell or otherwise distribute products covered by patents and patent applications on certain HLA peptides, including the ALLOTRAP peptides. Stanford University has no obligation to conduct any further research with respect to such ALLOTRAP peptides. The exclusivity of SangStat's rights under the license agreement with Stanford University expire in October 2007. Additionally, under the terms of this agreement, SangStat must pay to Stanford University annual license fees and a royalty on products covered by the license agreement.


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

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, would compete with CYCLOSPORINE, and Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM, marketed by Pharmacia & Upjohn Inc., and Zenapax, marketed by Roche Ltd., would be competitive with THYMOGLOBULIN. Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with CYCLOSPORINE and AZATHIOPRINE. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post-transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to: Roche (mycophenolate mofetil), Glaxo-Wellcome and Roxane (azathioprine) American Home Products Corp. (rapamycin), Fujisawa Pharmaceutical Co. Ltd. (tacrolimus), Novartis (Simulect), Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to Abbott, MedImmune Inc., BioTransplant, Inc., PMC, and Ivax Corp. In addition, THE TRANSPLANT PHARMACY also competes with other drug distribution companies, such as Chronimed Inc., and Stadtlander Drug Company. To the extent these companies' therapeutics, monitoring products and services address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

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

There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize its CYCLOSPORINE product without infringing patent or other proprietary rights of Novartis or other third parties. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to cyclosporine are expected to continue to present significant barriers to entry to potential competitors. There can be no assurance that Novartis or others will not seek to protect their market share through litigation or otherwise against SangStat, its affiliates and partners or the FDA, or actions which adversely affect the regulatory approval process, such as citizens' petitions, or that SangStat's formulation will not be found to infringe Novartis' or others' proprietary rights. If Novartis or others bring suit against SangStat, the Company could be greatly delayed in bringing its CYCLOSPORINE product to market, enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. See "Risk Factors-Risks Associated with CYCLOSPORINE."

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


Manufacturing

The Company lacks facilities to manufacture any of its drug candidates in accordance with current Good Manufacturing Practices ("GMP") prescribed by the FDA. The Company generally relies on third parties to manufacture its compounds for clinical trials, including THYMOGLOBULIN, CYCLOSPORINE, ALLOTRAP, AZATHIOPRINE and CELSIOR and has contracted or expects to contract for commercial production of these compounds. There can be no assurance that it will be able to enter into commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. If such arrangements are established, the Company will depend on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any such failure may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. If these manufacturers were affected for any reason, the Company's ability to ship its products could be impaired, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

The Company has contracted for commercial scale production of cyclosporine bulk material for its CYCLOSPORINE product candidate with Gensia Sicor as well as with a second FDA approved manufacturer. In addition, the Company has contracted for the production of its finished formulated CYCLOSPORINE product candidate with Eli Lilly. The Company has also contracted for manufacture of azathioprine bulk material with an FDA approved manufacturer and with a separate FDA approved manufacturer for production of its finished formulated AZATHIOPRINE product candidate. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay clinical trial development or the submission of the product for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Risks Associated with CYCLOSPORINE."

The Company is currently purchasing ALLOTRAP peptides for its clinical trials under a supply agreement with UCB, S.A. ("UCB"). The Company believes that UCB adheres to established GMP production methods and complies with the Company's quality control and quality assurance standards. More than 10 lots of clinical amounts of ALLOTRAP peptides have been manufactured by UCB to date. The Company expects to purchase ALLOTRAP peptides from UCB for commercial sale. However, there can be no assurance that UCB will be able to scale up its manufacturing to support the commercial sale of ALLOTRAP peptides or that supply of ALLOTRAP peptides to the Company will be uninterrupted.

With respect to its monitoring products including PRA-STAT and CROSS-STAT the Company currently has in-house manufacturing capabilities and believes it operates in compliance with GMP. However, there can be no assurance that SangStat would pass a regulatory inspection from the FDA or other agencies. The raw materials required for the majority of the Company's products and product candidates are currently available from several suppliers in quantities sufficient to conduct the Company's research, development and clinical development activities. However, there can be no assurance that the raw materials necessary for the manufacture of the Company's products and product candidates will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval, product launch and the initiation of new development programs, which could materially impair the Company's business, financial condition, cash flows and results of operations. See "Risk Factors-Limited Manufacturing Capability."

Marketing

SangStat currently plans to market directly those products for which it retains commercial rights and obtains regulatory approval. However, for certain territories, the Company may also enter into co-promotion arrangements or other licensing arrangements with pharmaceutical, diagnostic or biotechnology companies. SangStat has entered into an exclusive agreement with Amgen for the registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE in certain Asian Pacific Rim territories. SangStat retains the exclusive commercial rights to its CYCLOSPORINE for all other territories including North America and Europe. SangStat intends to expand its direct sales force to market all of its transplant products, including THYMOGLOBULIN, CYCLOSPORINE, AZATHIOPRINE, CELSIOR, ALLOTRAP 2702, PRA-STAT, CROSS-STAT and other monitoring products. Implementation of this strategy will depend on many factors, including the market potential of any products the Company develops as well as on the Company's financial resources. The Company sells certain of its monitoring products for research or investigational use through a small, direct sales operation. Currently, the Company is developing a sales force in North America and intends to develop a sales force in Europe to market its therapeutic products. SangStat has also established THE TRANSPLANT PHARMACY, a program furthering the Company's approach of comprehensive disease management, which will directly dispense all needed medications by mail to transplant recipients enrolled in the program. See "Business-THE TRANSPLANT PHARMACY." To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. To the extent that the Company itself undertakes to market a substantial portion of its products, or is unable to enter into co-promotion agreements or to arrange for third party distribution of its products, additional expenditures, management resources and time will be required to develop a sales force.

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

FDA Regulation-Approval of Therapeutic Products

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

An Abbreviated Application need not contain the clinical and preclinical data supporting the safety and effectiveness of the product. The applicant must instead demonstrate that the product is bioequivalent to the listed drug. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the listed drug, the agency may assign a code to the product in an FDA publication that will represent a determination by the agency that the product is therapeutically equivalent to the listed drug. This designation will be considered by third parties in determining whether the generic drug will be utilized as an alternative to the listed drug. There can be no assurance that the Company will receive an "AB" rating on CYCLOSPORINE and AZATHIOPRINE, which in certain cases would require substitution of the Company's CYCLOSPORINE for Neoral and AZATHIOPRINE for Imuran.

FDA Regulation-Approval of Monitoring Products

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

FDA Regulation-Post-Approval Requirements

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

European Regulation-Approval of Therapeutic Products

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

European Regulations-Monitoring Products

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

Employees

As of December 31, 1997, the Company employed 112 people. Of these employees, 57 were dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs or preclinical testing. In addition, 24 people comprised the Company's sales and marketing staffs in the United States, Canada and Europe. The Company is the beneficiary of key person life insurance policy covering Dr. Pouletty in the amount of $1,000,000. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

The Company headquarters are located in Menlo Park, California. Floor space in California is approximately 27,600 square feet, including offices, laboratory space, manufacturing space, storage area and specialized areas for pilot production and preclinical testing. The Menlo Park facilities serve as the principal sites for preclinical research, clinical trial management, process development, monitoring product manufacturing, quality assurance and quality control, and regulatory affairs. The leases for these building spaces expire in 1999 and may be renewed for subsequent years. The Company believes that its facilities are sufficient to meet the Company's manufacturing needs with respect to its monitoring products for the foreseeable future.

In addition, the Company leases approximately 4,500 square feet in Menlo Park for its central mail order pharmacy.

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

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading publicly on the Nasdaq National Market on December 14, 1993 and is traded under the symbol SANG. The following table sets forth for the periods indicated the high and low daily closing prices for the Common Stock:

                                              HIGH      LOW
                                            --------  --------

  FISCAL YEAR ENDED DECEMBER 31, 1996
    First Quarter........................... 19.125    10.250
    Second Quarter.......................... 21.250    15.750
    Third Quarter........................... 26.750    10.500
    Fourth Quarter.......................... 30.750    20.375

  FISCAL YEAR ENDED DECEMBER 31, 1997
    First Quarter........................... 30.250    26.500
    Second Quarter.......................... 27.375    13.750
    Third Quarter........................... 30.625    21.500
    Fourth Quarter.......................... 40.500    28.000

  FISCAL YEAR ENDED DECEMBER 31, 1998
    First Quarter (through March 16, 1998).. 37.750    24.625

                         DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1997, and with respect to the balance sheets as of December 31, 1997 and 1996, are derived from the Consolidated Financial Statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          ---------  ---------  ---------  ---------  ---------
                                                    (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
     Revenues:
          Net product sales...............  $3,777     $2,399     $2,698       $674       $518
          Collaborative agreement.........     750         --      1,125      3,000      2,625
          Government grants...............      --         --         --         --         51
                                          ---------  ---------  ---------  ---------  ---------
               Total revenues.............   4,527      2,399      3,823      3,674      3,194
                                          ---------  ---------  ---------  ---------  ---------
     Operating expenses:
          Cost of sales and manufacturing.   3,736      2,846      2,753      1,503        955
          Research and development........  16,210      8,330      6,647      4,845      3,679
          Selling, general and
            administrative................  11,067      6,120      3,773      3,157      2,202
                                          ---------  ---------  ---------  ---------  ---------
               Total operating expenses...  31,013     17,296     13,173      9,505      6,836
                                          ---------  ---------  ---------  ---------  ---------
     Loss from operations................. (26,487)   (14,897)    (9,350)    (5,831)    (3,642)
     Other income (expense) - net.........   5,506      2,123        672        284        (78)
                                          ---------  ---------  ---------  ---------  ---------
               Net loss...................($20,980)  ($12,774)   ($8,678)   ($5,547)   ($3,720)
                                          =========  =========  =========  =========  =========
     Net loss per  share - basic and        ($1.36)    ($1.03)    ($0.92)    ($0.79)
          diluted (1) ....................
                                          =========  =========  =========  =========
     Pro forma net loss per common and
       equivalent share(1)...................                                            $0.79
                                                                                      =========
     Shares used in per share
       computations(1)....................  15,376     12,405      9,385      7,049     (4,717)

                                                           YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          ---------  ---------  ---------  ---------  ---------
                                                              (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short-term
       investments........................ $92,036    $41,321     $9,222    $12,378    $10,641
     Working capital......................  93,812     40,724      8,451     11,367      9,859
     Total assets......................... 104,354     44,750     11,560     14,450     12,499
     Long-term obligations, excluding current
       portion............................   1,557      1,100      1,091      1,153      1,346
     Accumulated deficit.................. (61,806)   (40,826)   (28,052)   (19,374)   (13,827)
     Total stockholders' equity...........  97,470     40,955      8,281     11,328      9,497


-------------------------------
(1) For a description of the computation of net loss per common share see Note 1 of Notes to Consolidated Financial Statements. Pro forma net loss per common and equivalent share includes convertible preferred stock.



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

Overview

Since its inception in 1988, SangStat has focused on the development of products to improve the outcome of organ transplantation. The Company's revenue is primarily derived from the distribution of the Company's therapeutic transplantation product candidate, THYMOGLOBULIN in Canada from sales of its pre-transplant monitoring products PRA-STAT and CROSS-STAT (the "Monitoring Products") in the United States, Canada and Europe. Sales of these organ transplantation products comprised 78%, 88% and 92% of the Company's net product sales in 1995, 1996 and 1997, respectively.

The Company has also from time to time sold other monitoring products for laboratory research and investigational use and various devices and services. These other revenue sources comprised 22%, 12% and 8% of total product revenues in 1995, 1996 and 1997, respectively. These other revenue sources are not central to the Company's current or future strategy or operating objectives.

The Company's accumulated deficit from inception through December 31, 1997 was $61,806,000. The Company's operating loss has increased each year since inception and losses may be expected to continue in the near future as a result of a number of factors including the uncertainty in the timing and the amount of revenue to be earned upon product sales, expenses required for product development, clinical trials and marketing and sales activities. In addition, the Company's business is subject to significant risks, including but not limited to, the success of its research and development efforts, litigation by third parties regarding intellectual property, in particular, potential litigation with Novartis regarding the Company's CYCLOSPORINE product candidate, obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory approval process, reliance on third parties to manufacture products or product candidates, competition from other products and uncertainties associated with health care reform measures. Even if the Company's products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the product candidates will be found to be ineffective or unsafe to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or be unacceptable to providers, payors or patients. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition, cash flows and results of operations.



Results of Operations

Net loss. Net loss increased from $8,678,000 in 1995 to $12,774,000 in 1996 and further to $20,980,000 in 1997, primarily reflecting increases in research and development, including clinical trials and regulatory affairs, and selling, general and administrative expenses.

Total revenues. Net product sales decreased by $299,000 or 11% from $2,698,000 in 1995 to $2,399,000 in 1996 and increased by $1,378,000 or
57% to $3,777,000 in 1997. The decrease in sales from 1995 to 1996 was substantially due to a 19% decline in revenues for THYMOGLOBULIN due to a decrease in the number of compassionate use cases which qualified for THYMOGLOBULIN under Canada's EDR program. The decrease in THYMOGLOBULIN sales from 1995 to 1996 was partially offset by a 25% increase in sales of Monitoring Products and the commencement of THE TRANSPLANT PHARMACY sales. The increase from 1996 to 1997 primarily reflects a 36% increase in sales of Monitoring Products and an 894% increase in sales of THE TRANSPLANT PHARMACY.

As expected, no collaborative agreement milestone payments were received from Baxter in 1996 or 1997 reflecting completion of the final milestones for PRA-STAT and CROSS-STAT in 1995. The final payments of $1,125,000 in the first six months of 1995 represented the completion of $10.0 million received by SangStat for milestones, license fees and equity from 1993 through 1995 under its collaborative agreement with Baxter. The Company reacquired commercial rights for Monitoring Products from Baxter in July 1996, and now directly markets such products through its own sales and marketing staff in the United States and Europe. The Company received an initial payment of $750,000 in 1997 from Amgen under the collaborative distribution agreement for CYCLOSPORINE in certain territories outside the United States.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses increased by $93,000 or 3% from $2,753,000 in 1995 to $2,846,000 in 1996 and increased further by $890,000 or 31% to $3,736,000 in 1997. The increase from 1995 to 1996 was substantially due to additional costs associated with increased sales of Monitoring Products and commencement of THE TRANSPLANT PHARMACY sales. This increase was partially offset by a decrease in sales of THYMOGLOBULIN, resulting in a decrease of $324,000 in direct THYMOGLOBULIN costs. The increase from 1996 to 1997 reflects declines of 4% and 1% in costs of sales for Monitoring Products and THYMOGLOBULIN, respectively, offset by the increased sales volume of THE TRANSPLANT PHARMACY. The Company's Monitoring Products business does not currently generate a profit because the Company has not achieved a scale of production that allows it to cover fixed manufacturing costs.

   Research and development. Research and development expenses increased by $1,683,000 or 25% from $6,647,000 in 1995 to $8,330,000 in
1996 and increased further by $7,880,000 or 95% to $16,210,000 in 1997.
The increase from 1995 to 1996 was substantially associated with further expansion of clinical and regulatory activities associated with the Company's pharmaceutical product candidates including the filing of an Abbreviated Antibiotic Drug Application (ANDA) for marketing clearance of its proprietary Neoral-bioequivalent CYCLOSPORINE product candidate with the FDA in November 1996. The increase from 1996 to 1997 primarily reflects continued expansion of clinical and regulatory activities for CYCLOSPORINE and THYMOGLOBULIN. In 1997, the Company completed several bioequivalence trials of its proprietary CYCLOSPORINE formulation versus Novartis' Neoral in different populations of healthy volunteers as well as several conversion trials in stable kidney transplant recipients. These trials were not requested by the FDA but were conducted to provide additional data for opinion leader support. SangStat also initialed several clinical studies for converting renal, heart and liver transplant recipients on Novartis' Neoral to SangStat's CYCLOSPORINE. The Company also supported a Phase II trial utilizing THYMOGLOBULIN for induction therapy to prevent acute rejection in kidney transplant recipients.


Selling, general and administrative. Selling, general and administrative expenses increased by $2,347,000 or 62% from 3,773,000 in 1995 to $6,120,000 in 1996 and increased further by $4,947,000 or 81% to
$11,067,000 in 1997. The increase from 1995 to 1996 reflected in part the Company's reacquisition of marketing rights to Monitoring Products from Baxter in July 1996 and commencement in third quarter 1996 of sales of Monitoring Products through its own sales staff in the United States and Europe. As a result, sales and marketing expenses for Monitoring Products increased $1,251,000 from 1995 to 1996. General and administrative expenses increased by $1,096,000 from 1995 to 1996 as the result of the establishment of a pilot facility for THE TRANSPLANT PHARMACY, as well as expanded investor relations and other general and administrative activities. The increase from 1996 to 1997 reflects the Company's expansion of its marketing and sales staff for its therapeutic product candidates THYMOGLOBULIN and CYCLOSPORINE and continued growth of THE TRANSPLANT PHARMACY. From 1996 to 1997 selling and marketing expenses increased by $2,093,000 for Monitoring Products and therapeutic products. General and administrative expenses increased by $2,855,000 from 1996 to 1997, reflecting continuing expansion of THE TRANSPLANT PHARMACY as well and other general and administrative activities.

Other income and expenses. Interest income increased by $1,450,000 or 179% from $811,000 in 1995 to $2,261,000 in 1996 and by $3,456,000 or
153% to $5,717,000 in 1997. These increases are due primarily to the increase in average cash balances available for investment as a result of the sale of equity securities during 1995, 1996 and 1997. The Company conducts its European operations through its wholly-owned French subsidiary, SangStat Atlantique S.A. and its Canadian operations through its wholly-owned subsidiary SangStat Canada, Ltd. and does not currently engage in any foreign currency hedging activities. The Company's operations in Europe are primarily related to research and development, including clinical trial activities, for its pharmaceutical product candidates and sales and marketing activities for Monitoring Products. The Company's loss generated from its European operations increased by $246,000 or 23% from $1,067,000 in 1995 to $1,313,000 in 1996 and by
$338,000 or 26% to $1,651,000 in 1997. These increases are primarily due to expansion of research and development and sales and marketing activities. The Company has not historically experienced significant gains or losses associated with foreign currency rate fluctuations and does not believe it has significant exposure to risks associated therewith. See Notes 1, 7 and 13 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

From inception through December 31, 1997, the Company has financed its operations substantially from proceeds of approximately $21,236,000 from private placements, $7,500,000 in licensing fees and milestone payments from collaborative agreements and $137,977,000 from public offerings of its Common Stock.

During the years ended December 31, 1995, 1996 and 1997, the
Company's net cash used in operating activities was approximately $8,591,000, $12,526,000 and $22,352,000, respectively. The increase in net cash used in operating activities in each year above is substantially due to the increased amount of net loss incurred in each year. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $92,036,000 and total assets of $104,354,000.

Net cash provided by financing activities totalled $5,213,000, $44,811,000 and $76,615,000 during the years ended December 31, 1995, 1996 and 1997. Such amounts were substantially comprised of proceeds received from the sale of Common Stock during the respective periods of $5,581,000, $45,159,000 and $77,376,000 offset in part by net repayments of notes payable and capital lease obligations.

Net cash used in investing activities totalled $1,873,000, $17,048,000 and $23,416,000 during the years ended December 31, 1995, 1996 and 1997, and resulted substantially from the Company's net purchases of short-term investments.

Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1 million during 1998.

At December 31, 1997, the Company had Federal, state and foreign net operating loss ("NOL") carryforwards of approximately $56,055,000, $13,437,000 and $1,393,000, respectively, available to reduce future taxable income. In addition, the Company had available research and experimentation credit carryforwards of approximately $1,510,000 and $815,000 for federal and state tax purposes. The Company's ability to realize the benefits of the NOL and credit carryforwards is dependent upon the generation of sufficient taxable income in the respective taxing jurisdiction prior to their expiration. There can be no assurance that the Company will be able to generate sufficient taxable income to avail itself of such benefits. Furthermore, utilization of the net operating loses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses and credits before utilization.

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

The Company may need to raise additional funds through additional financings, including private or public equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that adequate funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company anticipates that its existing capital resources will be sufficient to fund its operations for at least the next several years. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Risk Factors

History of Operating Losses; Future Profitability Uncertain.
SangStat was incorporated in 1988 and has experienced significant operating losses since that date. As of December 31, 1997, the Company's accumulated deficit was $61,806,000. The Company's operating expenses have increased from approximately $13.2 million to $17.3 million to $31.0 million over the last three fiscal years. Total revenues decreased from approximately $3.8 million to $2.4 million then increased to $4.5 million while net losses from operations increased from approximately $9.4 million to $14.9 million to $26.5 million over the last three fiscal years. There can be no assurance that the Company will ever achieve significant revenues from product sales or profitable operations. To date, the Company's product revenues have been substantially dependent on sales of certain organ transplantation products, including a limited number of monitoring products and sales of THYMOGLOBULIN in Canada under Canada's Emergency Drug Release (EDR) program.


No Assurance of Successful Product Development. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce and market its potential products. Much of the development work for several of the Company's potential products remains to be completed. There can be no assurance that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products if developed and introduced will be successfully marketed. To date, the Company has no drug products approved for commercial sale in any country.

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

The Company's first drug candidate, THYMOGLOBULIN, for which the Company has licensed the rights from PMC in the United States and Canada, has not yet been approved for commercial sale in these territories. The Company completed a single multi-center Phase III clinical trial in the United States in August 1996 and filed an Establishment License Application ("ELA") with PMC and PLA with the FDA in August 1996 and January 1997, respectively. The Company has also filed an NDS for marketing approval in Canada.

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

The Company's other principal pharmaceutical product candidates, including the Company's formulations of CYCLOSPORINE and AZATHIOPRINE, as well as CELSIOR and ALLOTRAP 2702, have not been approved for commercial sale in any country. The Company commenced human bioequivalence trials with respect to AZATHIOPRINE in October 1996. In 1996 the Company voluntarily withdrew its 510(k) for a two-component CELSIOR product and is now conducting a clinical trial for a redesigned one-component, ready-to-use CELSIOR product candidate. The Company has completed a Phase I clinical trial and an initial Phase II pharmacokinetic and safety clinical trial for ALLOTRAP 2702, both of which took place in France. The Company designed both clinical trials to comply with regulatory standards in France as well as in the United States, so that it may use the data to support its NDA to the FDA. There can be no assurance that such data will be accepted by the FDA. The use of ALLOTRAP peptides to promote graft acceptance in humans is novel and unproven and there can be no assurance that such peptides will prove to be safe or effective in humans for any clinical indication, including for any transplant type or at any dosage. The Company has no clinical evidence in humans that ALLOTRAP peptides will be effective in promoting graft acceptance or safety in transplant patients and there can be no assurance that ALLOTRAP 2702 or any other product candidates based on ALLOTRAP peptides will receive marketing approval or become viable commercial products. Certain of the Company's monitoring product candidates are in development and have not been approved for commercial sale. There can be no assurance that these product candidates will be successfully developed, receive regulatory approval or be marketed on a profitable basis. See "Business-Products and Product Candidates."


Risks Associated With CYCLOSPORINE. The Company is developing a generic CYCLOSPORINE for chronic immunosuppression. Commercialization of the Company's CYCLOSPORINE drug candidate may be several years away and successful development and commercialization is subject to numerous risks, including failure to obtain regulatory approvals and potential intellectual property claims of third parties, including those of Novartis and its manufacturing contractors. In addition, if the Company is unable to demonstrate to the FDA that its formulation is bioequivalent to Neoral, a currently approved Novartis formulation, the Company would be required to undertake additional development work and seek regulatory approval through the potentially longer NDA process if it wished to continue to pursue this product candidate. There can be no assurance that the proposed labeling, dosage form or manufacturing process of the Company's CYCLOSPORINE, or the results of the Company's CYCLOSPORINE bioequivalence study, will be accepted by the FDA. Furthermore, there can be no assurance that the current FDA policies and regulations pertaining to the Company's products or product candidates will not change in the future.

There can be no assurance that Novartis will not seek to protect its market share through litigation, or other actions, against SangStat, its affiliates and partners, or the FDA, or take actions which could adversely affect the regulatory approval process. To date, no litigation has been commenced by Novartis nor has Novartis threatened the Company with litigation. In November 1996, however, Novartis filed a citizens' petition with the FDA, as described below, seeking to prohibit the use of Neoral as a reference drug for demonstration of bioequivalence. There also can be no assurance that SangStat's formulation will not be found to infringe on Novartis' proprietary rights. If Novartis brings suit against SangStat in the United States or elsewhere, SangStat could be greatly delayed in bringing any CYCLOSPORINE product candidate to market, or could be enjoined from selling the product for a significant period of time or ultimately be prevented from selling its CYCLOSPORINE product candidate entirely. A number of key employees were previously employed at Novartis and it is possible a claim could be asserted against SangStat based on such prior employment. While the Company believes that such a claim would be without merit, in part because such employees have informed the Company that they did not have any non-competition agreements with Novartis and that they have not violated any confidentiality agreements with Novartis, such a claim could nonetheless result in litigation. Any litigation, whether or not resolved in favor of the Company, is likely to be expensive, lengthy and time consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. To date no litigation has been threatened, but there can be no assurance that Novartis will not commence litigation or otherwise attempt to delay the marketing of CYCLOSPORINE in the future.

Novartis filed a citizens' petition with the FDA to remove the designation of its Neoral cyclosporine product as a reference listed drug in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). A "reference listed drug" is an approved drug against which generic drug candidates can be measured to determine bioequivalence. The FDA has not yet acted on this citizen's petition. The FDA has accepted for review SangStat's CYCLOSPORINE ANDA submitted for approval based on bioequivalence to Neoral. Neoral was listed as a reference drug in the Orange Book published in February 1997. However SangStat may be required to submit a full application
(NDA) rather than an ANDA for any generic cyclosporine product submitted for approval based on bioequivalence to Neoral. If the FDA requires SangStat to file a full application rather than an ANDA for CYCLOSPORINE the time required for agency review of the application could be materially lengthened and adversely affect the likelihood of agency approval of the application. In addition, in March of 1998, Novartis filed another citizen's petition requesting that the FDA not approve any generic version of Neoral not identical to the Neoral product formulation.. Novartis may submit additional citizens' petitions and other documents and information to the FDA that may raise other issues related to procedural and substantive requirements for approval of any SangStat CYCLOSPORINE application. The submission of such petitions, documents, and/or information could materially lengthen the time required for agency review of the application and adversely affect the likelihood of agency approval of the application.


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

The Company has contracted for commercial scale production of cyclosporine bulk material (i.e. the active ingredient of CYCLOSPORINE) for its CYCLOSPORINE drug candidate from both Gensia Sicor and a second FDA approved supplier. Gensia Sicor received approval in July 1997 of an ANDA from the FDA for the manufacture of bulk CYCLOSPORINE drug substance. SangStat's second supplier of bulk cyclosporine drug substance has also been approved by the FDA. The Company has also separately subcontracted the manufacture of the Company's finished CYCLOSPORINE product with Eli Lilly. SangStat's ANDA for U.S. marketing clearance of its finished CYCLOSPORINE drug product is currently under review at the FDA. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize CYCLOSPORINE without infringing third-party patents. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' process and formulation patents relating to cyclosporine are expected to continue to present significant barriers to entry to potential competitors because of the large number and scope of Novartis' patents, and the difficulty of solubilizing cyclosporine bulk material into a formulated drug product. There can be no assurance that Novartis or its contract manufacturers will not seek to protect its market share through litigation, or otherwise, or that SangStat's CYCLOSPORINE will not be found to infringe Novartis' or others' proprietary rights. Any litigation, brought by Novartis or other parties, whether or not resolved in favor of the Company, is likely to be expensive and time-consuming and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. No assurance can be given that Novartis will not commence litigation or otherwise attempt to affect the regulatory approval or marketing of CYCLOSPORINE in the future. If Novartis or other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from selling such products or processes and might be required to obtain a license to manufacture or sell the affected product or process. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under any such patent on acceptable terms. In particular, in the case of CYCLOSPORINE, the Company believes that no license would be available on acceptable terms. The biotechnology and pharmaceutical industries have experienced significant litigation regarding patent and other intellectual property rights. If the Company becomes involved in such litigation with respect to CYCLOSPORINE or any other product, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation. See "Business-Patents and Proprietary Technology" and "Risk Factors - Risks Associated with CYCLOSPORINE."

The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors. The Company has registered or applied for registration of the names of most of its products under development or commercialized for research and development use. However, there can be no assurance that any trademark registration will be granted or not challenged by competitors. See "Business-Patents and Proprietary Technology."

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

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis would compete with CYCLOSPORINE. Additionally, Orthoclone OKT3, marketed by Johnson & Johnson, ATGAM, marketed by Pharmacia & Upjohn Inc., and Zenapax, marketed by Roche Ltd. would be competitive with THYMOGLOBULIN. Prograf, marketed by Fujisawa Pharmaceutical Co. Ltd., CellCept, marketed by Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with CYCLOSPORINE and AZATHIOPRINE. All of the aforementioned competitive and other drugs are commercially available for use as immunosuppressive drugs and are widely prescribed. To the extent these therapeutics, monitoring products or novel transplant procedures address the problems associated with transplantation on which the Company has focused, they may represent significant competition. See "Business-Competition."

Limited Manufacturing Capability. The Company lacks facilities to manufacture any of its drug candidates in accordance with current good manufacturing practices prescribed and strictly enforced by the FDA. The Company generally relies on third parties to manufacture its compounds for clinical trials, including THYMOGLOBULIN, CYCLOSPORINE, AZATHIOPRINE, CELSIOR and ALLOTRAP 2702 and has contracted or expects to contract for commercial production of these compounds. The Company has an agreement with PMC under which it intends to obtain THYMOGLOBULIN for clinical trials and commercial use. There can be no assurance that PMC or other manufacturers will meet FDA standards governing Good Manufacturing Practices ("GMP") or other regulatory guidelines, that any ELA's required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a preapproval inspection. The Company is currently purchasing ALLOTRAP 2702 for clinical trials from UCB Bioproducts S.A. ("UCB") located in Belgium, and intends to contract with UCB for commercial production. The Company is currently purchasing CYCLOSPORINE for clinical trials from Gensia Sicor under a contract which also provides for the production of commercial scale quantities. The Company has also entered into an agreement with Eli Lilly under which Lilly has agreed to fill and finish bulk cyclosporine, provided by the Company into the Company's proprietary formulated CYCLOSPORINE drug product for subsequent commercial sale and distribution worldwide by the Company. There can be no assurance that the Company will be able to enter into secondary bulk material source contracts or successful secondary commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. The Company will depend on all such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to replace its manufacturing capacity quickly or efficiently in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. For certain of its potential products, the Company will need to develop its production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

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

Limited Marketing Capability. The Company has a limited marketing and sales staff. To the extent that the Company itself undertakes to market a substantial portion of its products, or is unable to enter into co-promotion agreements or to arrange for third-party distribution of its products, additional expenditures, management resources and time will be required to develop a sales force. Currently, the Company is developing a sales force in North America and intends to develop a sales force in Europe to market its products. However, there can be no assurance that the Company will be able to complete the establishment of a sales force or enter into co-promotion or distribution agreements on terms favorable to the Company or on a timely basis. In addition, if the Company succeeds in bringing products to market, it will compete with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales operations would compete successfully against such other companies. The Company has recently established THE TRANSPLANT PHARMACY for the direct distribution by mail order of the Company's products and services, as well as products and services of third parties. Establishing THE TRANSPLANT PHARMACY as a viable distribution system entails a number of risks including the Company's ability to enter into agreements with transplant centers to utilize THE TRANSPLANT PHARMACY's services, compliance with state regulations regarding pharmacy licensing and compliance with federal and state laws regulating payments for referrals for health care services. There can be no assurance that the Company will be successful in establishing THE TRANSPLANT PHARMACY as a viable distribution method for the Company's products and services. See "Business-Marketing."

No Assurance of FDA, Canadian or European Regulatory Approval; Government Regulation. The Company's research, preclinical development, clinical trials, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, the Company must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with GMP requirements. The Company must also demonstrate the approvability of a PLA and ELA for its biological products. The approval of the Company's generic product candidates is dependent on demonstrating bioequivalence with reference products in addition to assurance of the compliance with GMP regulations. In order to market its monitoring products, which are considered to be medical devices, the Company or its licensees will be required either to receive 510(k) marketing clearance or Premarket Approval Application ("PMA") approvals from the FDA for such products among other regulatory requirements. To obtain a 510(k) marketing clearance, the Company must show that a monitoring product is "substantially equivalent" to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain PMA approval, the Company must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Additionally, the Company is currently distributing several monitoring products for research or investigational use. Although the Company believes it is complying with FDA regulations regarding such distribution, there can be no assurance that the FDA will not determine that the Company is violating FDA regulations with respect to the distribution of these products. The process of obtaining FDA and other required regulatory approvals is lengthy and will require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals. Moreover, if and when such approval is obtained, the marketing, distribution and manufacture of the Company's products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and employees. Additionally, the Company intends to pursue commercialization of its products in European countries. Both the Company's pre-transplant and post-transplant monitoring products should be subject to regulation as in vitro medical devices for which regulations are being presently formulated under harmonized European Directives. This new Directive is likely to impose additional requirements on the pre-transplant donor/recipient matching products and the post-transplant monitoring products. This legislation may include, among other things, requirements with respect to the design, safety and performance of the products as well as impose premarket approval procedures such as product type certification and quality systems certification of manufacturing. The Company's therapeutic products are subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals or the approvals for the proposed indications. See "Business-Government Regulation."

Dependence on Collaborative Relationships. The Company has in the past relied on collaborative relationships to finance certain of its research and development programs. The Company may enter into collaborative relationships with corporate and other partners to develop and commercialize certain of its potential products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. See "Business-Strategic Relationships."

Dependence upon Key Personnel. The Company's ability to develop its business depends in part upon its attracting and retaining qualified management and scientific personnel, including consultants and members of its Scientific, Medical and Regulatory Advisory Board. As the number of qualified personnel is limited, competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such people. The loss of key personnel or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse effect on the Company's financial condition and results of operations. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel, in areas such as research, product development, preclinical testing, clinical trial management, regulatory affairs, finance, manufacturing, pharmacy affairs and marketing and sales. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Scientific, Medical, Pharmacy and Regulatory Advisory Board" and "Management."

Uncertainty of Pharmaceutical Pricing and Reimbursement. SangStat's ability to commercialize its products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of newly approved healthcare products and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. In certain foreign markets, pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "Business-Products, Product Candidates and Services."

Fluctuations in Operating Results. The Company's operating losses have increased each year since inception and losses may be expected to continue in the near future as a result of a number of factors including the uncertainty in the timing and the amount of revenue earned upon product sales and achievement of research and development milestones, funding under collaborative research agreements and expenses required for product development, clinical trials and marketing and sales activities. The Company's operating results may fluctuate significantly depending on other factors, including the introduction of new products by the Company's competition, regulatory actions, market acceptance of the Company's products, adoption of new technologies, manufacturing capabilities, legal actions and third-party reimbursement policies.

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

Hazardous Materials. In connection with its research and development activities and operations, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that the Company will not incur significant costs to comply with environmental and health and safety regulations. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. "See Business-Government Regulation."

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

Year 2000 Issue
The Company utilizes various computer software packages in the conduct of its business activities. The Company believes, that with appropriate modification to existing software and implementation of new software, that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on the Company's business, operating results, and financial condition. The Company has not yet fully assessed the extent of its exposure, or investigated the plans of its suppliers and vendors to address their exposures to these year 2000 problems, and thus the Company may be adversely impacted should these organizations not successfully address this issue.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

        Disclosure under this item is not required in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to item 14(a)(1) of this Annual Report on Form 10-
K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation in Insider Participation and Certain Transactions", which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is expected to be held in June 1998.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.      Financial Statements.

Independent Auditors' Report                                              52
Consolidated Balance Sheets - December 31, 1997 and 1996                  53
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                        54
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1997, 1996 and 1995                                  55
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                        56
Notes to Consolidated Financial Statements for the years ended
  December 31, 1997, 1996 and 1995                                        57


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

3.2 Certificate of Incorporation of SangStat Delaware, Inc.

3.3(7) Bylaws of Registrant.

3.4(6) Certificate of Designation for the Series A Junior
Participating Preferred Stock, filed with the Delaware
Secretary of State on August 16, 1995.

3.5 Amended and Restated Bylaws of the Registrant.

4.5(3) Specimen Common Stock Certificate of Registrant.

10.1(1)(3) Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare Corporation.

10.2(1)(3) License Agreement, dated October 21, 1991, between the
Registrant and The Board of Trustees of Leland Stanford Junior
University.

10.3(3) Contract for the Provisions of Services, dated October 5, 1993 between the Centre Hospitals or Universitaire de Nantes and SangStat Atlantique.

10.4(1)(3) License Agreement, dated October 13, 1993, between the
Registrant and Pasteur Merieux Serums et Vaccins.

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

10.13(3) Series E Stock and Warrant Purchase Agreement, dated April 15, 1993, between the Registrant and the Investors listed in Schedule A thereto.

10.14(2)(3) Amended and Restated Shareholders Agreement, dated January 26, 1990, between the Registrant and Philippe Pouletty.

10.15(3) Equipment Lease Agreement dated October 11, 1990 between
SangStat and David Rammler.

10.16(3) Real Property Lease, dated August 20, 1990, between the
Registrant and Menlo Business Park and Patrick Associates, Inc.

10.17(3) Lease Agreement dated September 1, 1993 between SangStat
Atlantique and Centre Hospitalier.

10.18(7) Form of Indemnification Agreement to be entered into between the Registrant and each of its officers and directors.

10.19(1)(3) License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior
University

10.20(3) Letter Agreement between the Registrant and Baxter Healthcare Corporation dated December 11, 1993.

10.21(1)(5) License Agreement with Pasteur Merieux Serums et Vaccins.

10.22(2)(5) Supply Agreement with Pasteur Merieux Serums et Vaccins.

10.23(4) Common Stock Purchase Agreement, dated December 21, 1994 between the Registrant and the investors listed in Schedule A thereto.

10.25(10) Rights Agreement, dated as of August 14, 1995, between the Registrant and First National Bank of Boston.

21.1(5) Subsidiaries of Registrant.

23.1 Independent Auditors' Consent.

24.1 Power of Attorney. (Reference is made to page 67)

27.1 Financial Data Schedule
____________

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

(4) Previously filed as an Exhibit to the Registrant's Form 8-K filed January 6, 1994.

(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-88432).

(6)     Previously filed as an Exhibit to Registrant's Form 8-K filed
August 14, 1995.

(7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-B filed December 4, 1995.

(8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-2301).

(10) Previously filed as an Exhibit to the Registrant's Form 8-A filed August 25, 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

SANGSTAT MEDICAL CORPORATION

By:
                Philippe Pouletty, M.D.
                Chairman and Chief Executive Officer


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philippe Pouletty and James F. Hinrichs, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                         TITLE                   DATE
-------------------------------  -----------------------------  -------------

    /s/ PHILIPPE POULETTY        Chief Executive Officer        March 27 , 1998
-------------------------------   (Principal Executive
   Philippe Pouletty, M.D.       Officer) and Chairman of the
                                 Board of Directors

    /s/ JAMES F. HINRICHS        Chief Financial Officer        March 27, 1998
-------------------------------   (Principal Accounting Officer)
    James F. Hinrichs

   /s/ GORDON RUSSELL             Director                      March 27 , 1998
-------------------------------
    Gordon Russell

   /s/ FREDRIC J. FELDMAN        Director                       March 27 , 1998
-------------------------------
    Fredric J. Feldman, Ph.D.

   /s/ ELIZABETH GREETHAM        Director                       March 27 , 1998
-------------------------------
    Elizabeth Greetham

   /s/ RICHARD D. MURDOCK        Director                       March 27 , 1998
-------------------------------
    Richard D. Murdock

   /s/ ANDREW PERLMAN            Director                       March 27 , 1998
-------------------------------
    Andrew Perlman, M.D., Ph.D.

    /s/ VINCENT WORMS            Director                       March 27 , 1998
-------------------------------
    Vincent Worms

SANGSTAT MEDICAL CORPORATION

Index to Exhibits

                                                         Sequentially
       Exhibit            Description                    Numbered Page


2.1(7) Agreement and Plan of Merger dated as of July 24, 1995 between the SangStat Delaware, Inc., and SangStat Medical
Corporation, a California corporation, as filed with the Delaware Secretary of State on August 11, 1995.

3.1(8) Amended and Restated Articles of Incorporation of the
Registrant filed November 29, 1993.

3.2 Certificate of Incorporation of SangStat Delaware, Inc.

3.3(7) Bylaws of Registrant.

3.4(6) Certificate of Designation for the Series A Junior
Participating Preferred Stock, filed with the Delaware
Secretary of State on August 16, 1995.

3.5 Amended and Restated Bylaws of the Registrant.

4.5(3) Specimen Common Stock Certificate of Registrant.

10.1(1)(3) Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare
Corporation.

10.2(1)(3) License Agreement, dated October 21, 1991, between the
Registrant and The Board of Trustees of Leland
Stanford Junior University.

10.3(3) Contract for the Provision of Services, dated October
5, 1993 between the Centre Hospitalier Universitaire de Nantes and SangStat Atlantique.

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

10.19(1)(3) License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland
Stanford Junior University.

10.20(3) Letter Agreement between the Registrant and Baxter
Healthcare Corporation dated December 11, 1993.

10.21(1)(5) License Agreement with Pasteur Merieux Serums et
Vaccins.

10.22(2)(5) Supply Agreement with Pasteur Merieux Serums et
Vaccins.

10.23(4) Common Stock Purchase Agreement, dated December 23,
1994, between the Registrant and the Investors listed in Schedule A thereto.

10.25(10) Rights Agreement, dated as of August 14, 1995, between the Registrant and First National Bank of Boston.

21.1(5) Subsidiaries of Registrant.

23.1 Independent Auditors' Consent.

24.1 Power of Attorney. (Reference is made to page 47)

27.1 Financial Data Schedule.

____________

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

(4) Previously filed as an Exhibit to the Registrant's Form 8-K filed January 6, 1994.

(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-88432).

(6)     Previously filed as an Exhibit to Registrant's Form 8-K filed
August 14, 1995.

(7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-B filed December 4, 1995.

(8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-2301).

(10) Previously filed as an Exhibit to the Registrant's Form 8-A filed August 25, 1997.



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SangStat Medical Corporation:

We have audited the accompanying consolidated balance sheets of SangStat Medical Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SangStat Medical Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
February 6, 1998


                          SANGSTAT MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                          1997          1996
                                                  -------------  ------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................   $50,630,819   $19,818,940
  Short-term investments........................    41,404,955    21,501,961
  Accounts receivable (net of allowance for          1,012,631       399,437
   doubtful accounts $139,297 in 1997 and
   $98,919 in 1996).............................
  Other receivables.............................       581,420       483,252
  Inventories...................................     3,757,451       802,137
  Prepaid expenses..............................     1,752,036       413,181
                                                  -------------  ------------
          Total current assets..................    99,139,312    43,418,908
PROPERTY AND EQUIPMENT--Net.....................     2,015,373       993,995
OTHER ASSETS....................................     3,199,785       337,213
                                                  -------------  ------------
          TOTAL.................................  $104,354,470   $44,750,116
                                                  =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................    $3,486,726    $1,094,104
  Accrued liabilities...........................     1,222,607       875,602
  Capital lease obligations--current portion....       327,222       262,339
  Notes payable--current portion................       290,855       462,743
                                                  -------------  ------------
          Total current liabilities.............     5,327,410     2,694,788
                                                  -------------  ------------
CAPITAL LEASE OBLIGATIONS.......................     1,020,361       296,715
                                                  -------------  ------------
NOTES PAYABLE...................................       536,507       803,631
                                                  -------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized; none outstanding.........            --             --
  Common stock, $.001 par value, 25,000,000
    shares authorized; outstanding: 1997,
    16,009,531 shares; 1996, 13,129,560
    shares......................................   159,265,454    81,657,313
  Accumulated deficit...........................   (61,806,012)  (40,825,826)
  Accumulated translation adjustment............       (14,014)       20,634
  Unrealized gain on investments................        24,764       102,861
                                                  -------------  ------------
          Total stockholders' equity............    97,470,192    40,954,982
                                                  -------------  ------------
          TOTAL.................................  $104,354,470   $44,750,116
                                                  =============  ============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                          1997      1996          1995
                                                  ------------- ------------- -------------
REVENUES:
  Net product sales.............................    $3,777,170    $2,398,979    $2,697,759
  Revenue from collaborative agreements (Note 6).      750,000            --     1,125,000
                                                  ------------- ------------- -------------
          Total revenues........................     4,527,170     2,398,979     3,822,759
                                                  ------------- ------------- -------------

COSTS AND OPERATING EXPENSES:
  Cost of sales and manufacturing expenses......     3,735,776     2,845,802     2,753,173
  Research and development......................    16,210,198     8,330,129     6,647,232
  Selling, general and administrative...........    11,067,763     6,120,489     3,772,289
                                                  ------------- ------------- -------------
          Total costs and operating expenses......  31,013,737    17,296,420    13,172,694
                                                  ------------- ------------- -------------
     Loss from operations.......................   (26,486,567)  (14,897,441)   (9,349,935)

OTHER INCOME (EXPENSE):
  Interest income...............................     5,716,607     2,261,450       811,056
  Interest expense..............................      (210,226)     (137,844)     (139,118)
                                                  ------------- ------------- -------------
          Other income--net.....................     5,506,381     2,123,606       671,938
                                                  ------------- ------------- -------------
NET LOSS........................................  ($20,980,186) ($12,773,835)  ($8,677,997)
                                                  ============= ============= =============
NET LOSS PER SHARE - Basic and diluted (Note 1)...      ($1.36)       ($1.03)       ($0.92)
                                                  ============= ============= =============
WEIGHTED AVERAGE COMMON SHARES..................    15,375,753    12,405,081     9,384,726
                                                  ============= ============= =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Unrealized
                                               Common Stock                       Accumulated Gain (Loss)
                                        -------------------------   Accumulated   Translation     on
                                          Shares       Amount         Deficit     Adjustment  Investments      Total
                                        ----------- -------------  -------------  ----------  -----------  -------------
BALANCES, January 1, 1995..........      8,468,391   $30,695,155   ($19,373,994)    $58,442     ($51,958)   $11,327,645
Sale of common stock (net of issuance
  costs of $317,818).................    1,000,000     5,182,182                                              5,182,182
Exercise of stock options and
  warrants...........................      129,692       398,428                                                398,428
Accumulated translation adjustment...                                               (11,631)                    (11,631)
Unrealized gain on investments.......                                                             62,850         62,850
Net loss.............................                                (8,677,997)                             (8,677,997)
                                        ----------- -------------  -------------  ----------  -----------  -------------
BALANCES, December 31, 1995..........    9,598,083    36,275,765    (28,051,991)     46,811       10,892      8,281,477
Sale of common stock (net of issuance
  costs of $408,729).................    3,450,000    45,062,271                                             45,062,271
Exercise of stock options............       81,117        96,817                                                 96,817
Issuance of stock for services.......          360         8,460                                                  8,460
Stock option compensation expense....                    214,000                                                214,000
Accumulated translation adjustment...                                               (26,177)                    (26,177)
Unrealized gain on investments.......                                                             91,969         91,969
Net loss.............................                               (12,773,835)                            (12,773,835)
                                        ----------- -------------  -------------  ----------  -----------  -------------
BALANCES, December 31, 1996..........   13,129,560    81,657,313    (40,825,826)     20,634      102,861     40,954,982
Sale of common stock (net of issuance
  costs of $542,325).................    2,730,000    76,634,775                                             76,634,775
Exercise of stock options............      146,671       741,160                                                741,160
Issuance of stock for services.......        3,300        79,200                                                 79,200
Stock option compensation expense....                    153,006                                                153,006
Accumulated translation adjustment...                                               (34,648)                    (34,648)
Unrealized loss on investments.......                                                            (78,097)       (78,097)
Net loss.............................                               (20,980,186)                            (20,980,186)
                                        ----------- -------------  -------------  ----------  -----------  -------------
BALANCES, December 31, 1997..........   16,009,531  $159,265,454   ($61,806,012)   ($14,014)     $24,764    $97,470,192
                                        =========== =============  =============  ==========  ===========  =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                 1997          1996          1995
                                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................. ($20,980,186) ($12,773,835)  ($8,677,997)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...........................      629,018       421,261       349,420
    Stock compensation expense..............................      232,206       222,460            --
    Changes in assets and liabilities:
      Accounts receivable...................................     (631,503)        5,167      (222,518)
      Other receivables.....................................     (109,722)     (316,123)      (46,503)
      Inventories...........................................   (2,966,786)      (37,016)     (157,992)
      Prepaid expenses......................................   (1,341,952)     (344,110)      (23,357)
      Accounts payable......................................    2,438,310        63,502        77,110
      Accrued liabilities...................................      378,840       232,860       110,547
                                                             ------------- ------------- -------------
         Net cash used in operating activities..............  (22,351,775)  (12,525,834)   (8,591,290)
                                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock......................................   77,375,935    45,159,088     5,580,610
  Note payable borrowings...................................           --       383,000       252,033
  Notes payable repayments..................................     (404,547)     (446,481)     (333,650)
  Repayment of capital lease obligations....................     (355,930)     (285,018)     (285,627)
                                                             ------------- ------------- -------------
         Net cash provided by financing activities..........   76,615,458    44,810,589     5,213,366
                                                             ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (516,049)     (279,888)      (20,262)
  Maturities of short-term investments......................   13,012,560    16,560,957    20,401,597
  Purchase of short-term investments........................  (32,993,651)  (33,362,727)  (22,392,910)
  Other assets..............................................   (2,919,144)       33,444       138,994
                                                             ------------- ------------- -------------
         Net cash used in investing activities..............  (23,416,284)  (17,048,214)   (1,872,581)
                                                             ------------- ------------- -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (35,520)      (26,787)       30,763
                                                             ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   30,811,879    15,209,754    (5,219,742)
CASH AND CASH EQUIVALENTS, Beginning of year................   19,818,940     4,609,186     9,828,928
                                                             ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, End of year......................  $50,630,819   $19,818,940    $4,609,186
                                                             ============= ============= =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases....................   $1,144,459      $318,863      $273,532
                                                             ============= ============= =============
  Property acquired under notes payable..................... $         --      $290,050  $         --
                                                             ============= ============= =============
  Unrealized gain (loss) on investments.....................     ($78,097)      $91,969       $62,580
                                                             ============= ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for interest....................     $225,562      $149,295      $143,950
                                                             ============= ============= =============

                See notes to consolidated financial statements.

SANGSTAT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization-SangStat Medical Corporation and subsidiaries (the
Company) is a specialty pharmaceutical company applying a disease management approach to improve the outcome of organ transplantation. The Company's products and product candidates are designed to prevent and treat graft rejection and monitor patients throughout the lifelong transplantation process.

Principles of Consolidation-The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated.

Revenue Recognition-Revenue from product sales is recognized upon shipment, net of estimated sales allowances. Revenue from collaborative agreements is recognized in accordance with the contract terms, generally as milestones are met and no significant obligation for future services exists (see Note 6).

Research and Development-Research and development costs are expensed as incurred and include expenses associated with new product research, clinical trials of existing technologies and regulatory affairs activities associated with product candidates.

Cash and Cash Equivalents-The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Short-Term Investments-The Company has classified all of its investments as available-for-sale securities. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of stockholders' equity. Cost is based on the specific identification method for purposes of computing realized gains or losses.

Inventories-Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment-Property and equipment are stated at cost.
Depreciation is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of their lease term or estimated useful life.

Other Assets-At December 31, 1997, other assets included a $2.5 million investment in Gensia Sicor, which is one of the Company's suppliers of bulk CYCLOSPORINE drug substance (see Note 2).

Income Taxes-The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

Foreign Currency Translation-Operations of the Company's foreign subsidiaries are measured using local currency as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Stock-Based Compensation-The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees ("APB 25").

Net Loss Per Share-The Company adopted Statement of Financial
Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the previously reported primary and fully diluted loss per share with basic and diluted earnings per share (EPS) and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and redeemable convertible preferred stock have been excluded, as their effect would be antidilutive. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirement.

Recently Issued Accounting Standards-In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Certain Significant Risks and Uncertainties-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company sells its products to organizations in the healthcare industry in the United States, Canada and Europe, and does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses.

The Company participates in the dynamic biopharmaceutical industry.
The Company believes that changes in any of the following areas could have a negative impact on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; successful product development; manufacturing and marketing capabilities; ability to negotiate acceptable collaborative relationships; obtaining necessary FDA and foreign regulatory approvals; ability to attract and retain key personnel; litigation and other claims against the Company, including, but not limited to, patent claims; increased competition; uncertainty regarding health care reimbursement and reform; and potential exposure for product liability and hazardous materials.

2.  INVESTMENTS

     Available-for-sale securities consist of the following:

                                               December 31, 1997
                      ---------------------------------------------------
                                    Unrealized   Unrealized   Estimated
                       Amortized     Gain on      Loss on        Fair
                          Cost     Investments  Investments     Value
                      ------------ ------------ ------------ ------------
  Corporate bonds ....$30,102,832      $28,260      ($9,267) $30,121,825
  Commercial paper ... 11,299,487         --        (16,357)  11,283,130
                      ------------ ------------ ------------ ------------
  Short-term
   investments........ 41,402,319       28,260      (25,624)  41,404,955
  Corporate equity ...  2,500,000       22,128         --      2,522,128
                      ------------ ------------ ------------ ------------
                      $43,902,319      $50,388     ($25,624) $43,927,083
                      ============ ============ ============ ============


                                               December 31, 1996
                      ---------------------------------------------------
                                    Unrealized   Unrealized   Estimated
                       Amortized     Gain on      Loss on        Fair
                          Cost     Investments  Investments     Value
                      ------------ ------------ ------------ ------------
  Corporate bonds ....$21,399,100     $106,836      ($3,975) $21,501,961
                      ============ ============ ============ ============

     Corporate equity securities represent the Company's investment in Gensia Sicor and are included in other assets.

     The contractual maturities of available-for-sale debt securities at December 31, 1997 are as follows:

                                                 Estimated
                                    Amortized       Fair
                                       Cost        Value
                                   ------------ ------------
        Within one year ...........$23,256,584  $23,247,272
        One year to two years...... 18,145,735   18,157,683
                                   ------------ ------------
        Short-term investments.....$41,402,319  $41,404,955
                                   ============ ============

3.  INVENTORIES

    Inventories consist of:
                                                         December 31,
                                                 -------------------------
                                                     1997         1996
                                                 ------------ ------------
     Raw materials..............................  $1,929,954     $265,537
     Work in process............................     144,389      275,503
     Finished goods.............................   1,683,108      261,097
                                                 ------------ ------------
           Total................................  $3,757,451     $802,137
                                                 ============ ============

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:
                                                         December 31,
                                                 -------------------------
                                                     1997         1996
                                                 ------------ ------------
     Machinery and equipment....................  $3,852,666   $2,491,647
     Furniture and fixtures.....................     156,955       50,296
     Leasehold improvements.....................     283,470      122,104
                                                 ------------ ------------
     Total......................................   4,293,091    2,664,047
     Accumulated depreciation and amortization..  (2,277,718)  (1,670,052)
                                                 ------------ ------------
     Property and equipment--net................  $2,015,373     $993,995
                                                 ============ ============

     Included in machinery and equipment at December 31, 1997 and 1996 are assets leased under capital leases of $1,330,802 and $456,083 (net of accumulated amortization of $813,007 and $496,831), respectively.

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of:
                                                         December 31,
                                                 -------------------------
                                                     1997         1996
                                                 ------------ ------------
     Salaries and related benefits..............  $1,086,683     $713,447
     Other......................................     135,924      162,155
                                                 ------------ ------------
              Total.............................  $1,222,607     $875,602
                                                 ============ ============


6.  COLLABORATIVE AGREEMENTS

In December 1997, the Company signed an agreement with Amgen Inc. ("Amgen") for the exclusive registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE product candidate in selected territories in the Asia/Pacific Rim region. SangStat has retained the exclusive commercial rights to its CYCLOSPORINE in all other territories including North America and Western Europe. Under the terms of the agreement, Amgen will have exclusive rights to market CYCLOSPORINE, under SangStat's branded trademark, in Australia, New Zealand, China and Taiwan. The licensing agreement includes an initial $750,000 payment to SangStat and other milestone payments based on key regulatory submissions and approvals. The initial $750,000 payment was received in 1997 and is included in revenue from collaborative agreements in the Consolidated Statements of Operations.

In October 1993, the Company entered into an agreement with Pasteur Merieux Serums et Vaccins (the Merieux Agreement). The Merieux Agreement specifies that the Company will have exclusive rights to market certain Merieux products in the United States and Canada upon approval of the FDA or similar agencies. The Company must use reasonable commercial efforts to obtain FDA approval. The Merieux Agreement provides for payments by the Company upon completion of certain milestones totaling $2,000,000 and royalties on sales of products, subject to minimum amounts. There were no amounts expensed under the Merieux Agreement in 1997, 1996 or 1995.

In April 1993, the Company entered into a collaborative licensing, marketing and development agreement (the Agreement) with Baxter Healthcare Corporation (Baxter). The Agreement provides to Baxter exclusive marketing rights to certain products. In addition, the Agreement specifies that the Company develop certain products pursuant to specifications and milestones as outlined in the Agreement. In 1995, $1,125,000 was earned as the final milestones were attained and represented the completion of $10.0 million received by SangStat for milestones, license fees and equity from 1993 through 1995 under its collaborative agreement with Baxter. The costs associated with the development of the products encompassed under the Agreement and achievement of related milestones were approximately $1,400,000 in 1995; such costs have been included in research and development expenses in the Consolidated Statements of Operations. The agreement was amended upon written consent of the parties such that, effective July 1, 1996, the Company reacquired exclusive commercial rights for the monitoring products from Baxter. Since that date, the Company has been marketing these monitoring products through its own sales staff in the United States and Europe.

7.  NOTES PAYABLE

    Notes payable consist of:
                                                         December 31,
                                                 -------------------------
                                                     1997         1996
                                                 ------------ ------------
    Notes due to former Series E
      preferred stockholders....................    $462,239     $555,485
    Baxter equipment note.......................     227,144      260,419
    Research and development loan...............     107,381      217,291
    Other loans.................................      30,598      233,179
                                                 ------------ ------------
    Total.......................................     827,362    1,266,374
    Less current portion........................    (290,855)    (462,743)
                                                 ------------ ------------
    Long-term...................................    $536,507     $803,631
                                                 ============ ============


     Upon the Company's initial public offering in 1993, notes payable of $1,240,897 were issued to Series E preferred stockholders in accordance with certain antidilution provisions of the Series E preferred stock purchase agreement. These notes are payable in annual installments through 2003 and bear interest at 6.06%.

     The Baxter equipment note is payable in quarterly installments through 2003 and bears interest at 8.25%.

     The research and development loan provided by the French government is denominated in French Francs, does not bear interest and is payable in 1998. Other loans consist primarily of a note payable for insurance and a noninterest bearing loan denominated in French Francs provided by a French government agency.

     As of December 31, 1997, future principal payments of notes payable are as follows:

 Years Ending December 31,
---------------------------------
  1998..........................................    $290,855
  1999..........................................     120,510
  2000..........................................     108,546
  2001..........................................     112,163
  2002..........................................     116,088
  Thereafter....................................      79,200
                                                 ------------
              Total.............................    $827,362
                                                 ============

8.  STOCKHOLDERS' EQUITY

Common Stock-In February 1995, the Company issued 1,000,000 shares of common stock in a public offering for net consideration of $5,182,182, in March 1996 issued 3,450,000 shares of common stock in a public offering for net consideration of $45,062,271, and in March and April 1997 issued 2,730,000 shares of common stock in a public offering for net consideration of $76,634,775.

Stockholder Rights Plan-In August 1995, the Company's Board of
Directors approved a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, a preferred share purchase right (Right) is attached to each share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $45 upon certain events. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value twice the Right's exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Rights expire on August 25, 2005, unless earlier redeemed or exchanged.

Stock Option Plans-Under the Company's stock option plans, incentive or nonstatutory stock options to purchase up to 2,542,200 shares of common stock may be granted to employees, directors, and consultants. Incentive stock options must be granted at not less than fair market value at the date of grant. Nonstatutory options must be granted at not less than 85% of fair market value at the date of the grant.

A summary of stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                         Number of   Exercise
                                                           Shares     Price
                                                         ---------- ----------

Balances, January 1, 1995 .............................    557,275      $2.00
Options granted (weighted average fair value of $3.28)..   501,080       5.73
Options exercised.......................................   (37,460)      0.55
Options canceled........................................    (6,682)      0.41
                                                         ----------
Balances, December 31, 1995 (255,798 vested at a
  weighted average exercise price of $1.50)............  1,014,213       3.85
Options granted (weighted average fair value of $8.16)..   243,700      15.02
Options exercised.......................................   (81,117)      1.19
Options canceled........................................    (7,204)      6.47
                                                         ----------
Balances, December 31, 1996 (636,816 vested at a
  weighted average exercise price of $3.39)............  1,169,592       6.61
Options granted (weighted average fair value of $13.81)..  487,542      22.35
Options exercised.......................................  (146,671)      5.05
Options canceled........................................    (9,274)     18.47
                                                         ----------
Balances, December 31, 1997............................. 1,501,189     $11.78
                                                         ==========

Options to purchase common stock generally vest over a period of four years, are exercisable immediately and expire ten years from the date of grant. Unvested common shares acquired under the plan are subject to repurchase by the Company at the original issuance price. At
December 31, 1997, 6,708 outstanding shares were subject to such repurchase rights at prices ranging from $13.50 to $23.63 per share. As of December 31, 1997, options for 48,720 shares, which were granted outside of the stock option plan, were outstanding and are included in the above table. As of December 31, 1997, 789,791 shares were available under the plan for future grant.

During 1996, the Board of Directors, subject to shareholder approval, approved the 1996 Directors' Option Plan and in accordance with the Plan granted options to purchase a total of 74,000 shares of common stock to nonemployee Directors in 1996 at option prices of $13.50 to $23.50 per share. At the Annual Stockholder's meeting on June 19, 1997, the 1996 Directors' Option Plan was approved by a vote of the stockholders.
Under this Plan, up to a total 250,000 options to purchase shares of the Company's common stock may be issued. The fair market value of the Company's stock on the measurement date of June 19, 1997 was $23.63 per share. The difference between the fair market value on the measurement date and the exercise price of the options granted in 1996 is being amortized over the vesting period of these options. Also in accordance with the Directors' Option Plan, during 1997, each of the six nonemployee Directors were granted options to purchase 3,000 shares of the Company's common stock. Options granted under the Directors' Option Plan are also included in the above table.


Additional information regarding options outstanding as of December 31, 1997 is as follows:

     Additional information regarding options outstanding as of December 31, 1997 is as follows:

                  Options Outstanding and Exercisable     Vested Options
                 ------------------------------------- ---------------------
                              Weighted Avg. Weighted              Weighted
                               Remaining     Average               Average
     Range of      Number     Contractual   Exercise    Number    Exercise
 Exercise Prices Outstanding   Life (yrs)     Price     Vested      Price
---------------- -----------  ------------ ----------- --------- -----------
 $0.19 -  $2.50     261,933           4.2       $1.06   261,733       $1.06
  2.51 -   5.00     185,855           7.0        4.80   164,163        4.80
  5.10 -   8.25     322,301           7.1        6.28   177,128        6.25
  8.26 -  13.50     218,600           8.5       13.50    55,245       13.50
 13.51 -  26.50     457,500           9.2       20.90    81,569       20.53
 36.13               55,000           9.9       36.13       --           --
                 -----------  ------------ ----------- --------- -----------
                  1,501,189           7.5      $11.78   739,838       $6.21
                 ===========  ============ =========== ========= ===========

Additional Stock Plan Information-Effective for 1996, the Company was required to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 defines a fair value method of accounting for stock-based compensation awards to employees. The Company has elected to continue to follow the provisions of Accounting
Principals Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five and a half years; stock volatility, 61% in 1997, 54% in 1996 and 54% in 1995; risk free interest rate, approximately 6% in 1997, 6% in 1996 and 7% in 1995; and no dividend payments during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $23,647,000 ($1.54 per share) in 1997, $13,378,000 ($1.08 per share) in 1996 and $8,903,000
($0.95 per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.  LEASING ARRANGEMENTS

     The Company leases administrative facilities under operating leases and machinery and equipment under capital leases expiring through 2002. As of December 31, 1997, future minimum annual payments under capital and operating leases are as follows:

                                                  Capital    Operating
 Years Ending December 31,                        Leases      Leases
---------------------------------               ----------- -----------
  1998.........................................   $458,757    $507,135
  1999.........................................    516,152     361,103
  2000.........................................    527,806      62,845
  2001.........................................    110,038          --
  2002.........................................      8,881          --
                                                ----------- -----------
  Total minimum lease payments.................  1,621,634    $931,083
                                                            ===========
  Less amounts representing interest...........   (274,051)
                                                -----------
  Present value of minimum lease payments......  1,347,583
  Less current portion.........................   (327,222)
                                                -----------
  Capital lease obligations.................... $1,020,361
                                                ===========


     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $343,710, $289,007 and $267,312, respectively.

10.  INCOME TAXES

     Loss before income taxes consists of the following:

                                                               December 31,
                                                 ----------------------------------------
                                                     1997          1996          1995
                                                 ------------- ------------- ------------
    Income (loss) before income taxes:
     Domestic.................................   ($20,655,443) ($12,634,970) ($8,856,483)
     Foreign..................................       (324,743)     (138,865)     178,486
                                                 ------------- ------------- ------------
                                                 ($20,980,186) ($12,773,835) ($8,677,997)
                                                 ============= ============= ============

     No income tax provision (benefit) has been provided due to the Company's continuing losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                          December 31,
                                                 ---------------------------
                                                     1997          1996
                                                 ------------- -------------
   Deferred tax assets:
     Net operating losses.......................  $20,249,517   $14,222,632
     General business credits...................    2,324,855     1,127,395
     Accruals deductible in different periods...    2,691,360       743,564
     Depreciation...............................      196,995       141,335
                                                 ------------- -------------
                                                   25,462,727    16,234,926
   Valuation allowance..........................  (25,462,727)  (16,234,926)
                                                 ------------- -------------
          Total.................................  $       --    $       --
                                                 ============= =============

     Based on its history of operating losses, the Company has placed a valuation allowance of $25,462,727 and $16,234,926 against its otherwise recognizable net deferred tax assets at December 31, 1997 and 1996, respectively, due to the uncertainty surrounding the realizability of these benefits.

     At December 31, 1997, the Company had federal, California and foreign net operating loss carryforwards of approximately $56,055,000, $13,437,000, and $1,393,000, respectively, available to reduce future taxable income. Such carryforwards expire beginning in 1998 through 2013.

     Also at December 31, 1997, the Company had research and experimentation credit carryforwards available of approximately $1,510,000 and $815,000 for federal and state tax purposes, respectively. The federal tax credit carryforwards expire beginning in 2004 and the state tax credit carryforwards have no expiration date.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a portion of their eligible compensation. Company contributions are discretionary and through December 31, 1997 the Company had not made any contributions.


12.  MAJOR CUSTOMERS

Amgen accounted for approximately 17% of total revenues in 1997 (see
Note 6). Baxter accounted for approximately 16% and 49% of total revenues in 1996 and 1995, respectively (see Note 6). Another customer accounted for approximately 10% of total revenues in 1996.

13.  FOREIGN OPERATIONS

     The Company is engaged in one business segment: the development and marketing of products for use in transplantation, including monitoring test products and therapeutic products. The Company's operations in Europe are conducted primarily in France and primarily relate to research and development and clinical trials for therapeutic products.

     Summarized data for the Company's domestic and foreign operations are as follows:

                                    UNITED
                                    STATES       EUROPE        CANADA     CONSOLIDATED
                                 ------------  -----------   ----------   ------------
   Year ended December 31, 1997:
      Sales to unaffiliated
         customers............     $2,761,970      $568,823   $1,196,377    $4,527,170
                                 ============= ============= ============ =============

      Loss from operations....   ($24,478,875)  ($1,650,726)   ($356,966) ($26,486,567)
                                 ============= ============= ============ =============

      Total assets............   $102,337,876    $1,369,084     $647,510  $104,354,470
                                 ============= ============= ============ =============

   Year ended December 31, 1996:
      Sales to unaffiliated
         customers............       $931,706      $275,154   $1,192,119    $2,398,979
                                 ============= ============= ============ =============

      Loss from operations....   ($13,431,697)  ($1,312,577)   ($153,167) ($14,897,441)
                                 ============= ============= ============ =============

      Total assets............    $43,005,162      $953,026     $791,928   $44,750,116
                                 ============= ============= ============ =============

   Year ended December 31, 1995:
      Sales to unaffiliated
         customers............     $2,356,211  $        --    $1,466,548    $3,822,759
                                 ============= ============= ============ =============

      Loss from operations....    ($8,193,698)  ($1,066,847)    ($89,390)  ($9,349,935)
                                 ============= ============= ============ =============

      Total assets............    $10,348,129      $610,015     $601,733   $11,559,877
                                 ============= ============= ============ =============