Form 10-K/A
period 1997-12-31
SANGSTAT MEDICAL CORP
filed 1998-04-30
CIK 913610

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         COMMISSION FILE NUMBER 0-22890

                          SANGSTAT MEDICAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       94-3076-069
         (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

               1505 ADAMS DRIVE                                      94025
            MENLO PARK, CALIFORNIA                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 328-0300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($.001 PAR VALUE)
                         PREFERRED SHARE PURCHASE RIGHTS

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 16, 1998 was approximately $428,276,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market System of $30.50 on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 16, 1998 approximately 16,015,701 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

================================================================================

                                 AMENDMENT NO. 1

        The undersigned Registrant hereby amends Part III, to read in full as follows:

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                NOMINEE             AGE     POSITIONS AND OFFICES HELD   DIRECTOR
                                            WITH THE COMPANY              SINCE
         -----------------------   -----    --------------------------   --------
         Philippe Pouletty.....      40      Chairman of the Board,       1988
                                             Chief Executive Officer
         Fredric J. Feldman....      58      Director                     1992
         Elizabeth Greetham....      48      Director                     1996
         Richard D. Murdock....      50      Director                     1993
         Andrew J. Perlman.....      47      Director                     1992
         Gordon Russell........      63      Director                     1990
         Vincent R. Worms......      43      Director                     1991

BUSINESS EXPERIENCE OF DIRECTORS

        PHILIPPE POULETTY, M.D., 40, founded SangStat in 1988 and has served as Chief Executive Officer since then. Dr. Pouletty has also been a Director since 1988, and has served as Chairman since February 1995. Dr. Pouletty was a founder and, from 1984 to 1988, a Director of Research at Clonatec, a French diagnostics company. Dr. Pouletty has an M.D. degree from the University of Paris VI. He holds an M.S. in immunology and an M.S. in virology from Institute Pasteur. Dr. Pouletty conducted research as a post-doctoral fellow at Stanford University. He serves as Vice-President of Fondation Transvie, a non-profit foundation for xenotransplantation.

        FREDRIC J. FELDMAN, PH.D., 58, has been a Director of the Company since March 1992. He is currently CEO and a Director of Biex, Inc., a women's healthcare company, and a Director of OrthoLogic Corporation and Oncogenetics, Inc. From 1992 to 1995 he was Chairman and CEO of Oncogenetics, Inc. From 1988 to 1992, he was President and CEO of Microgenics Corporation, a medical diagnostics product manufacturer. From 1984 to 1988, Dr. Feldman served as the President of Instrumentation Laboratory, a diagnostic instrument company. Dr. Feldman has a Ph.D. in Analytical Chemistry from the University of Maryland and a B.S. in Chemistry from Brooklyn College of City University of New York.

        ELIZABETH GREETHAM, 48, has been a Director of the Company since September 1996. She is currently Portfolio Manager of Life Sciences L.P. Funds and handles analytical responsibilities for all healthcare investments for the Institutional, Mutual and High Individual Net Worth Accounts at Weiss, Peck & Greer Investments, where she has been employed since 1990. Ms. Greetham also serves as a Director of various pharmaceutical companies. including Medco Research, Chemex Pharmaceutical, Progenics Pharmaceutical, Repligen, Guilford Pharmaceutical and ChiRex. Ms. Greetham has an M.A. in Economics from Edinburgh University.

        RICHARD D. MURDOCK, 50, has been a Director of the Company since October 1993. He is also a member of the board of directors of Matrix Pharmaceutical. a public biotechnology company. Mr. Murdock has been the Chief Executive Officer and a Director of CellPro, Incorporated, a public biotechnology company, since June 1992. From August to December 1991, he was CellPro's Vice President of Marketing and Corporate Development and in December 1991 he was appointed President. From 1989 to 1991, he was European Vice President of the Fenwal Division of Baxter, which specializes in automated blood-processing equipment. From 1986 to 1989, he was Vice President of Marketing for Fenwal Automated Systems Inc. Mr. Murdock received a B.S. in Zoology from the University of California at Berkeley in 1969.

        ANDREW J. PERLMAN, M.D., Ph.D., 47, has been a Director of the Company since December 1992. Dr. Perlman has been the Vice President of Medical Research at Tularik, Inc., a private biotechnology company, since January 1993. From 1987 to 1993, Dr. Perlman served in various positions at Genentech, Inc., most recently as Senior Director, Clinical Research. Dr. Perlman has an M.D. and a Ph.D. in Physiology from New York University.

        GORDON RUSSELL, 63, served as Chairman of the Board from January 1992 until February 1995, and as a Director of the Company continuously since February 1990. In February 1995, Mr. Russell resigned from his post as Chairman of the Board. Mr. Russell serves on the Board of ChemTrak Incorporated and has been a General Partner of Sequoia Capital since 1979. Mr. Russell is Chairman of the Board of Overseers of the Dartmouth Medical School and the C. Everett Koop Institute at Dartmouth. He also serves as Chairman of the Board of Trustees of the Palo Alto Medical Foundation. Mr. Russell has an A.B. in History from Dartmouth College.

        VINCENT R. WORMS, 43, has been a Director of the Company since October 1991. Mr. Worms has been a General Partner of Partech International since 1982. He has an engineering degree from Ecole Polytechnique in Paris, and an M.S. degree from the Massachusetts Institute of Technology. Mr. Worms is presently a Director of Visioneer and Business Objects.

        The Company's bylaws authorize the Board of Directors to fix the number of directors by resolution. The number is currently fixed at seven. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve at the discretion of the Board of Directors. There are no family relationships among executive officers or directors of the Company.

BOARD COMMITTEES AND MEETINGS

        During the fiscal year ended December 31, 1997, the Board of Directors held six meetings and acted by unanimous written consent on five occasions. The Board of Directors has an Audit Committee and a Compensation Committee. Each of the directors attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period he or she served) and (ii) the total number of meetings held by all committees on which he or she served (held during the period he or she served) during the past fiscal year.

        The Audit Committee currently consists of two directors, Gordon Russell and Vincent Worms, and is primarily responsible for approving the services performed by the Company's independent auditors and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. The Audit Committee held three meetings during the last fiscal year.

        The Compensation Committee currently consists of two directors, Andrew
J. Perlman and Vincent Worms, and is primarily responsible for reviewing and approving the Company's general compensation policies and setting compensation levels for the Company's executive officers. The Compensation Committee also has the exclusive authority to administer the Company's 1993 Stock Option Plan (the "1993 Plan") and make option grants thereunder. The Compensation Committee held four meetings during the last fiscal year.


                              COMPLIANCE WITH SECTION 16 OF THE
                               SECURITIES EXCHANGE ACT OF 1934

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 1997 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1997 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except that Roland Beulow failed to file one report reporting two gift transactions and Frederic J. Feldman failed to file reporting one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

        The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year whose salary and bonus for such year were in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for the 1997, 1996 and 1995 fiscal years. Such individuals hereafter will be referred to as the Named Executive Officers. No other executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for the 1997 fiscal year resigned or terminated employment during that fiscal year.

                                                                     LONG-TERM
                                                                     COMPENSATION
                                                                       AWARDS
                                                                     -----------
                                              ANNUAL COMPENSATION    SECURITIES
                                             ----------------------  UNDERLYING
 NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)  BONUS ($)    OPTIONS (#)
 ---------------------------         ----   ----------  ---------    -----------

 Philippe Pouletty.................  1997    280,000            (1)   100,000
    President and                    1996    250,000     110,000       35,000
    Chief Executive Officer          1995    200,000      75,000      110,000
 David Winter......................  1997    170,000            (1)         0
    President and                    1996    170,000      31,620            0
    Chief Operating Officer          1995    146,243(2)        0      125,000
 Ralph Levy........................  1997    158,500            (1)    30,666
    Vice President, Operations       1996    142,708      29,255       10,500
                                     1995    120,479      26,205       15,000
 Hana Berger-Moran.................  1997    142,042            (1)    15,840
    Vice President, Regulatory       1996    124,763      19,182       10,500
    Affairs                          1995    120,000      16,264       15,000
 Roland Buelow.....................  1997    138,667            (1)    18,178
    Vice President, Research         1996    129,167      21,313       10,500
                                     1995    120,000      29,625       25,000

----------------

(1) Bonus awards for 1997 have not yet been reviewed and approved by the Company's Board of Directors.

(2) David Winter joined the Company on February 20, 1995 as President and Chief Operating Officer. The stated salary is for the period February 20, 1995 through December 31, 1995.

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1997. No stock appreciation rights were granted during 1997.


                                                   INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE
                             ---------------------------------------------------------------         VALUE AT ASSUMED
                               NUMBER OF     PERCENTAGE OF                                         ANNUAL RATES OF STOCK
                               SECURITIES    TOTAL OPTIONS                                        PRICE APPRECIATION FOR
                               UNDERLYING      GRANTED TO                                             OPTION TERM (4)
                                OPTIONS       EMPLOYEES IN      EXERCISE       EXPIRATION      -----------------------------
NAME                         GRANTED (#)(1)  FISCAL YEAR(2)  PRICE ($/SH)(3)      DATE           5% ($)           10% ($)
----                         --------------- --------------- ---------------- ------------     -------------    ------------
Philippe Pouletty..........       100,000         20.5             $20.00       12/31/06        $3,257,789       $5,187,485
David Winter...............             0          0                    0              -                 0                0
Ralph Levy.................        30,666         6.3              $20.00       12/31/06          $999,034       $1,590,794
Hana Berger-Moran..........        15,840         3.2              $20.00       12/31/06          $516,034         $821,698
Roland Buelow..............        15,840         3.2              $20.00       12/31/06          $516,034         $821,698

--------------

(1) Each option will vest in forty-eight successive equal monthly installments over the optionee's continued service with the Company measured from the vesting start date. For Dr. Pouletty's 100,000 share grant, Mr. Levy's 30,666 share grant, Dr. Berger-Moran's 15,840 share grant and Dr. Buelow's 18,178 share grant, the vesting start date was January 1, 1997.

(2) Based on an aggregate of 487,542 options granted to employee Board members in 1997, including options granted to the Named Executive Officers.

(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by lending the Optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income or employment tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such liability.

(4) Potential realizable value is based on the assumption that the price per share of Common Stock appreciates at the assumed 5% and 10% annual rates of appreciation (compounded annually) over the option terms. There is no assurance that those assumed annual rates of stock price appreciation will actually be realized.

OPTION EXERCISES AND HOLDINGS

        The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997 with respect to the Named Executive Officers. Except as set forth below, no options or stock appreciation rights were exercised by any such individual during such year, and no stock appreciation rights were outstanding on December 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN-THE-
                                                   VALUE              UNDERLYING UNEXERCISED           MONEY OPTIONS AT FY-END ($)
                                                REALIZED ($)            OPTIONS AT FISCAL              (MARKET PRICE OF SHARES AT
                                 SHARES        (MARKET PRICE               YEAR-END (#)                   FY-END ($40.50) LESS
                              ACQUIRED ON     AT EXERCISE LESS                                              EXERCISE PRICE)
                              EXERCISE (#)    EXERCISE PRICE)   EXERCISABLE (1)    UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
                            ----------------- ----------------- ----------------- ----------------- ----------------   -------------
Philippe Pouletty.........        19,400            657,903           381,760            0             $12,228,982            0
David Winter..............         6,000            104,250           119,000            0              $4,150,125            0
Ralph Levy................             0                  0            93,286            0              $2,919,780            0
Hana Berger-Moran.........         7,500            153,583            61,840            0              $1,804,970            0
Roland Buelow.............        16,645            438,828            51,033            0              $1,432,984            0

--------------

(1) The options are immediately exercisable for all the option shares, but any shares purchased under those options will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of service prior to vesting in those shares. As of December 31, 1997, Dr. Pouletty is vested in 284,345 of his options shares, Dr. Winter is vested in 88,542 shares, Mr. Levy is vested in 54,465 shares, Dr. Berger-Moran is vested in 19,888 shares and Dr. Buelow is vested in 9,014 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL AGREEMENTS

        None of the Company's executive officers have employment agreements with the Company, and their employment with the Company may be terminated at any time at the discretion of the Board of Directors. However, the Compensation Committee of the Board of Directors has authority as Plan Administrator of the Company's Stock Option Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following (i) an acquisition of the Company by merger or asset sale, or (ii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors (the "Committee") sets the compensation of the Chief Executive Officer and the Company's other executive officers, reviews the design, administration, and effectiveness of compensation programs for other key executives, and approves stock option grants for all executive officers. The Committee, serving under a charter adopted by the Board of Directors, is composed entirely of outside directors who have never served as officers of the Company.

COMPENSATION PHILOSOPHY AND OBJECTIVES

        The Company operates in the extremely competitive and rapidly changing biotechnology industry. The Committee believes that the compensation programs for executive officers of the Company should be designed to attract, motivate, and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of corporate objectives and individual performance. Within this overall philosophy, the Committee's objectives are to:

       - Offer a total compensation program that takes into consideration the compensation practices of a specifically identified peer group of companies (the "Peer Companies") located in the same geographic area and of small to medium market capitalization with which the Company competes for executive talent.

       - Provide annual variable incentive awards that take into account the Company's performance relative to corporate objectives and the performance of the Peer Companies and that are also based on the attainment of personal goals.

       - Align the financial interests of executive officers with those of stockholders by providing significant equity-based, long-term incentives.

COMPENSATION COMPONENTS AND PROCESS

        Each executive officer's compensation package is comprised of three elements: (i) base salary that is competitive with the compensation levels in effect at the Peer Companies and is based on the Committee's assessment of the individual's performance, (ii) annual variable performance awards payable in cash and tied to the Company's attainment of corporate objectives and the officer's achievement of personal goals and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an officer's level of responsibility and accountability within the Company increases over time, a greater portion of his or her total compensation is intended to be dependent upon Company and personal performance and stock price appreciation rather than upon base salary.

FACTORS

        The principal factors taken into account in establishing each executive officer's compensation package for the 1997 fiscal year are summarized below. The Committee may, however, apply entirely different factors for future fiscal years.

        BASE SALARY. The Committee determines the base salary levels for the executive officers on the basis of the individual's performance, internal comparability considerations and the base salary levels in effect for comparable positions at the Peer Companies. The base salary level for executive officers is currently at or below the median level determined for such individuals on the basis of the external salary data compiled for the Peer Companies. The number of companies taken into account as Peer Companies is less than the number of companies included in the BioCentury 100 Stock Index and the Hambrecht & Quist Biotechnology Index which are used in the Performance Graph appearing later in this Report for comparative stockholder return purposes. However, the Committee believes this smaller group of Peer Companies gives a more accurate indication of the market for executive services in which the Company competes.

        Salaries reviewed on an annual basis and adjustments to each executive officers base salary are based upon individual performance and increases in salary levels at the Peer Companies.

        ANNUAL INCENTIVE COMPENSATION. An annual bonus may be earned by each executive officer based upon the achievement of personal and Company performance goals. Such goals are established at the commencement of each calendar year and may vary from year to year. Since the Company is in the development stage, the use of traditional performance milestones (such as profit levels and return on equity) as the basis for such incentive compensation was not considered appropriate. Instead, the incentive awards for the 1997 fiscal year were tied to the achievement of pre-defined personal and corporate performance targets. The Company performance goals for 1997 (for which 50% of the individual's target bonus could be earned) were (i) procurement of additional capital, (ii) licensing a therapeutic product, (iii) completing specified R&D goals, (iv) achievement of specified sales levels and (v) achievement of certain organizational goals. Personal goals are related to the functional responsibility of each executive officer and his or her department. The Committee and the Board jointly determine whether or not each Company performance goal has been achieved. The Committee determines whether the Chief Executive Officer has achieved his personal performance goals, and the Chief Executive Officer similarly reviews the performance goals achieved by other executive officers and reports his recommendations to the Committee. For fiscal year 1997 the bonuses have not yet been reviewed and approved by the Company's Board of Directors.

        LONG-TERM, EQUITY-BASED INCENTIVE AWARDS. The goal of the Company's long-term equity-based incentive awards is to align the interests of executive officers with those of the stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Committee determines the size of long-term, equity-based incentives according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions with the Peer Companies, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the Committee's discretion.

        During fiscal 1997, the Committee made option grants to Messrs. Pouletty, Levy and Buelow and Ms. Berger-Moran under the Company's Stock Option Plan. Each grant allows the officer to acquire shares of the Company's common stock at a fixed price per share (the market price on the grant date) over a specified period of time. Specifically, the shares subject to each option vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return only if the officer remains with the Company and then only if the market price appreciates over the option term.

CEO COMPENSATION

        Dr. Pouletty's base salary is established through an evaluation of his performance and the salary levels in effect for similarly situated chief executive officers at the Peer Companies. In setting Dr. Pouletty's base salary, it is the Committee's intent to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by Company performance factors.

        Dr. Pouletty's 1997 fiscal year incentive compensation did not include any dollar guarantees. His actual bonus award will be based on the achievement of the Company's performance goals described above and Dr. Pouletty's individual performance during fiscal year 1997. The option grant made to Dr. Pouletty for 100,000 shares was in recognition of his performance and was intended to provide him with a continuing incentive to remain with Company and contribute the Company's success. The options will be of value to Dr. Pouletty only if the market price of Company's common stock appreciates over the option term.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

        As a result of Section 162(m) of the Code, which was enacted into law in 1993, the Company will not be allowed a federal income tax deduction for compensation paid to certain officers, to the extent that compensation exceeds one million dollars per officer in any one year. This limitation will apply to all compensation which is not considered to be performance-based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. The Company previously obtained stockholder approval to certain amendments to the Stock Option Plan that were designed to ensure that any compensation deemed paid in connection with the exercise of stock options granted under that plan would qualify as performance-based compensation.

        The cash compensation paid to the Company's executive officers during fiscal 1997 did not exceed the one million dollar limit per officer, nor is the cash compensation to be paid to the Company's executive officers for the

1998 fiscal year expected to reach that level. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the one million dollar limitation, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer ever approach the one million dollar level.

                                         COMPENSATION COMMITTEE
                                         Fredric Feldman,
                                         Richard Murdock


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Compensation Committee of the Company's Board of Directors are as named above in the Compensation Committee Report. No member of the Committee was at any time during the 1997 fiscal year or at any other time an officer or employee of the Company.

        No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

                        COMPARISON OF STOCKHOLDER RETURN

        The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company's Common Stock with the cumulative total returns of the Nasdaq Stock Market Index, the BioCentury 100 Stock Index and the Hambrecht & Quist Biotechnology Index.2 The BioCentury 100 Stock Index has been included this year because of its greater focus on companies in an early stage of development and with market capitalization similar to SangStat Medical Corporation. The graph covers the period from December 14, 1993, the date the Company's initial public offering commenced, through the fiscal year ended December 31, 1997 as well as the first three months of the Company's 1998 fiscal year.

        The graph assumes that $100 was invested on December 14, 1993 in the Company's Common Stock and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                      Among SangStat Medical Corporation,
                              the NASDAQ US Index,
                   the Hambrecht & Quist Biotechnology Index
                       and the BioCentury 100 Stock Index

                 Nov-93    Dec-93    Dec-94    Dec-95    Dec-96    Dec-97    Mar-98
                 ------    ------    ------    ------    ------    ------    ------
BioCentury 100      100        99        70       126       137       129       144
H&Q BioTech Index   100       103        98       167       154       156       179
NASDAQ US Index     100       103       100       142       175       215       251
SangStat Common               100        66       148       379       579       455



-----------------

(1) The performance graph and all of the material in the Compensation Committee Report is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference to any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any such filing.

(2) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

DIRECTOR COMPENSATION

        Under the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), each individual who is first elected or appointed as a non-employee Board member after July 24, 1996, and who was never employed by the Company or one of its subsidiaries, automatically receives, on the date of his or her election or appointment, an option to purchase 19,000 shares of the Company's Common Stock. On September 25, 1996, Ms. Greetham was granted an option to purchase 19,000 shares of Common Stock at an exercise price of $23.50 per share under the Directors Plan. Each individual who will continue to serve as a non-employee Board member after a regular annual meeting of the Company's stockholders, and who has served as a non-employee Board member for at least six months, automatically receives, on the date of that regular annual meeting, an option to purchase 3,000 shares of the Company's Common Stock (whether or not the individual was previously employed by the Company or one of its subsidiaries). The exercise price of all options granted under the Directors Plan is equal to the closing price of the Company's Common Stock on the date of grant. Thus, on June 19, 1997, Dr. Feldman, Ms. Greetham, Mr. Murdock, Dr. Perlman, Mr. Russell and Mr. Worms each received an option grant to purchase 3,000 shares of Common Stock at an exercise price of $23.625 per share. All such options have a term of 10 years, but they terminate 12 months after the non-employee director's service terminates for any reason. All options granted under the Directors Plan are immediately exercisable, but the Company may repurchase at the exercise price any unvested shares held by a non-employee Board member when his or her service terminates. The first 25% of the shares acquired under the Directors Plan vest when the non-employee director completes the first 12 months of service after the date of grant, and the balance vests in equal monthly installments as the non-employee director completes each of the next 36 months of service. The shares vest in full if the non-employee Board member's service terminates due to death or permanent disability or if the Company is subject to a change in control or a party to a merger or certain other transactions.

        Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors. However, Dr. Perlman received a total of $4,300 during 1997 for consulting services provided to the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee for director, (iii) the Company's Chief Executive Officer and the four other most highly paid executive officers as of December 31, 1997, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.


                                                        NUMBER OF SHARES  PERCENTAGE OF SHARES
                                                          BENEFICIALLY        BENEFICIALLY
NAME AND ADDRESS (AS REQUIRED) OF BENEFICIAL OWNER         OWNED (#)           OWNED (%)
--------------------------------------------------      ----------------  --------------------
Sequoia Capital (1) ................................        784,277                 4.9%
  3000 Sand Hill Road, Suite 280, Bldg. 4
  Menlo Park, CA 94025
Partech International (2) ..........................        684,949                 4.3%
  101 California Street, Suite 3150
  San Francisco, CA 94111
Philippe Pouletty, M.D. (3) ........................        636,753                 3.9%
  SangStat Medical Corporation
  1505 Adams Drive
  Menlo Park, California 94025
David Winter, M.D. (4) .............................        129,500                 *
Ralph Levy (5) .....................................         93,286                 *
Timothy J. Schroeder (6) ...........................         77,072                 *
Hana Berger Moran, Ph.D. (7) .......................         61,840                 *
Henry N. Edmunds, Ph.D. (8) ........................         56,595                 *
James F. Hinrichs, CFA (9) .........................         55,000                 *
Roland Buelow, Ph.D. (10) ..........................         51,033                 *
Robert Floc'h, Ph.D. (11) ..........................         45,500                 *
Raymond Tesi, M.D. (12) ............................         38,000                 *
Martin Rosendale (13) ..............................         36,000                 *

Gordon Russell (1) .................................        784,277                 4.9%
Vincent R. Worms (2)  ..............................        684,949                 4.3%
Elizabeth Greetham (14) ............................        232,000                 1.4%
Fredric J. Feldman, Ph.D. (15) .....................         39,525                 *
Andrew J. Perlman, M.D., Ph.D. (16) ................         23,400                 *
Richard D. Murdock (17) ............................         12,000                 *
All directors and officers as a group (17 persons) .      3,056,730                17.9%

*       Does not exceed one percent.

(#) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options which are currently exercisable or convertible or which will become exercisable or convertible within sixty
        (60) days after December 31, 1997 are deemed outstanding for computing the beneficial ownership of the person holding such option but are not outstanding for computing the beneficial ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) Includes 663,434 shares held by Sequoia Capital Growth Fund. Includes 42,347 shares held by Sequoia Technology Partners III. Includes 323 shares held by Sequoia XX. Includes 12,470 shares held by Sequoia XXI. Includes 2,894 shares held by Sequoia XXII. Includes 566 shares held by Sequoia XXIII. Mr. Russell, a director of the Company, is a general partner of Sequoia Capital, and may be deemed to share voting and investment power with respect to such shares. Mr. Russell disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in the entities referred to above. The shares beneficially owned by Mr. Russell include 45,243 shares owned by Mr. Russell and options to purchase 17,000 shares granted under the Option Plan.

(2) Includes 102,774 shares held by Parvest Europe Investment II, C.V. Includes 190,001 shares held by Parvest U.S. Growth Fund Partners, C.V. Includes 335,490 shares held by Parvest U.S. Partners II, C.V. Includes 39,684 shares held by entities which are affiliates of Partech International. Mr. Worms, a director of the Company, is a general partner of Parvest Europe Investment II, C.V., Parvest U.S. Growth Fund Partners, C.V. and Parvest U.S. Partners II, C.V. and either a general partner or a director of the affiliates referred to in the preceding sentence, and may be deemed to share voting and investment power with respect to such shares. The shares beneficially owned by Mr. Worms include 17,000 shares owned by Mr. Worms.

(3)     Includes options to purchase 381,760 shares of Common Stock.

(4)     Includes options to purchase 119,000 shares granted under the Option
        Plan.

(5)     Includes options to purchase 93,286 shares granted under the Option
        Plan.

(6)     Includes options to purchase 68,072 shares granted under the Option
        Plan.

(7)     Represents options to purchase 61,840 shares granted under the Option
        Plan.

(8)     Includes options to purchase 32,574 shares granted under the Option
        Plan.

(9)     Represents options to purchase 55,000 shares granted under the Option
        Plan.

(10)    Includes options to purchase 51,033 shares granted under the Option
        Plan.

(11) Represents options to purchase 20,000 shares granted under the Company's 1993 Stock Option Plan (France) and options to purchase 25,500 shares granted under the Option Plan.

(12)    Represents options to purchase 38,000 shares granted under the Option
        Plan.

(13)    Represents options to purchase 36,000 shares granted under the Option
        Plan.

(14) Includes 210,000 shares held by Weiss, Peck & Greer Investments. Ms. Greetham, a director of the Company, handles all healthcare investments for the institutional, Mutual and High Individual Net Worth Accounts at Weiss, Peck & Greer Investments, and may be deemed to share voting and investment power in such shares arising from her interest in the entity above. Ms. Greetham disclaims beneficial ownership of such shares, except to the extent of her interest in the entity referred to above. The shares beneficially owned by Ms. Greetham include options to purchase 22,000 shares granted under the Option Plan.

(15) Includes 13,125 shares held by the Feldman family trust and options to purchase 26,400 shares granted under the Option Plan.

(16)    Represents options to purchase 23,400 shares granted under the Option
        Plan.

(17)    Represents options to purchase 12,000 shares granted under the Option
        Plan.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.


                                        SANGSTAT MEDICAL CORPORATION


                                        By: /s/  Philippe Pouletty,M.D.
                                           -------------------------------------
                                                 Philippe Pouletty, M.D.
                                            Chairman and Chief Executive Officer


                                POWER OF ATTORNEY


        KNOW ALL PERSONS BY THESE PRESENTS:


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                              TITLE                            DATE
           ---------                              -----                            ----

      /s/ PHILIPPE POULETTY        Chief Executive Officer (Principal        April 30 , 1998
--------------------------------
     Philippe Pouletty, M.D.       Executive Officer) and Chairman of
                                   the Board of Directors

    *                              Chief Financial Officer (Principal        April 30, 1998
--------------------------------
       James F. Hinrichs           Accounting Officer)

    *                              Director                                  April 30 , 1998
--------------------------------
        Gordon Russell

    *                              Director                                  April 30 , 1998
--------------------------------
   Fredric J. Feldman, Ph.D.

    *                              Director                                  April 30 , 1998
--------------------------------
      Elizabeth Greetham

    *                              Director                                  April 30 , 1998
--------------------------------
      Richard D. Murdock

    *                              Director                                  April 30 , 1998
--------------------------------
  Andrew Perlman, M.D., Ph.D.

    *                              Director                                  April 30 , 1998
--------------------------------
         Vincent Worms

By: /s/ Philippe Pouletty, M.D.
    -----------------------------------------
    Philippe Pouletty, M.D., Attorney-In-Fact