Form 10-Q
period 1998-03-31
SANGSTAT MEDICAL CORP
filed 1998-05-15
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File Number:   0-22890
                       -------------

                          SANGSTAT MEDICAL CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           94-3076-069
------------------------                        -----------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                                1505 Adams Drive
                              Menlo Park, CA 94025
       ------------------------------------------------------------------
                (Address of principal executive office, Zip Code)

        Registrant's telephone number, including area code: 650-328-0300

                                      None
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
------------------------------------------------------------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [ x ]  Yes      [   ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       16,016,834

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX




                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----
           CONDENSED CONSOLIDATED BALANCE SHEETS............................3
           March 31, 1998 and December 31, 1997

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..................4
           Three Months Ended March 31, 1998 and 1997

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..................5
           Three Months Ended March 31, 1998 and 1997

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........6-7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................8-12




                                  PART II. OTHER INFORMATION





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................13




SIGNATURES.................................................................13

Part 1.  Financial Information
Item 1.   Financial Statements

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                   -------------  -------------
                                                   (unaudited)           (1)
                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $43,074,070    $50,630,819
    Short-term investments                           40,406,130     41,404,955
    Accounts receivable (net of allowance for doubt   1,502,593      1,012,631
    accounts of $214,451 in 1998 and $139,297 in 1997)
    Other receivables                                   864,908        581,420
    Inventories                                       5,521,937      3,757,451
    Prepaid expenses                                    883,179      1,752,036
                                                   -------------  -------------
         Total current assets                        92,252,817     99,139,312

PROPERTY AND EQUIPMENT -- Net                         2,279,793      2,015,373

OTHER ASSETS                                          4,149,440      3,199,785
                                                   -------------  -------------
TOTAL                                               $98,682,050   $104,354,470
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                 $4,918,573     $3,486,726
    Accrued liabilities                               1,274,336      1,222,607
    Capital lease obligations -- current portion        308,232        327,222
    Notes payable -- current portion                    200,726        290,855
                                                   -------------  -------------
         Total current liabilities                    6,701,867      5,327,410

CAPITAL LEASE OBLIGATIONS                               967,242      1,020,361

NOTES PAYABLE                                           494,511        536,507

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none outstanding                          --             --
    Common stock, $.001 par value,
      25,000,000 shares authorized;
      outstanding: 1998, 16,016,834 shares;
      1997, 16,009,531 shares                       159,341,549    159,265,454
    Accumulated deficit                             (68,446,312)   (61,806,012)
    Accumulated translation adjustment                   (4,640)       (14,014)
    Unrealized gain (loss) on investment               (372,167)        24,764
                                                   -------------  -------------
         Total stockholders' equity                  90,518,430     97,470,192
                                                   -------------  -------------
TOTAL                                               $98,682,050   $104,354,470
                                                   =============  =============

(1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended March 31,
                                           ---------------------------
                                                1998          1997
                                           ------------- -------------
REVENUES
NET PRODUCT SALES                            $1,543,056      $690,499

COSTS AND OPERATING EXPENSES
    Cost of sales and manufacturing expense   1,563,043       702,348
    Research and development                  3,082,080     3,383,507
    Selling, general & administrative         4,631,246     1,825,777
                                           ------------- -------------
         Total costs and operating expenses   9,276,369     5,911,632
                                           ------------- -------------
    Loss from Operations                     (7,733,313)   (5,221,133)

INTEREST INCOME -- NET                        1,093,013       688,804
                                           ------------- -------------
NET LOSS                                    ($6,640,300)  ($4,532,329)
                                           ============= =============

NET LOSS PER SHARE -- Basic                     ($0.41)       ($0.33)
    and diluted (Note 1)                        =======       =======

WEIGHTED AVERAGE COMMON SHARES               16,014,530    13,669,318
                                           ============= =============

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended March 31,
                                                    ----------------------------
                                                         1998           1997
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          ($6,640,300)   ($4,532,329)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       232,069        111,940
     Changes in assets and liabilities:
       Accounts receivable                              (491,192)         4,986
       Other receivables                                (285,929)      (184,123)
       Inventories                                    (1,763,709)       (35,380)
       Prepaid expenses                                  867,964         76,070
       Accounts payable                                1,445,836        105,560
       Accrued liabilites                                 58,327         35,809
                                                    -------------  -------------
          Net cash used in operating activities       (6,576,934)    (4,417,467)
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                   76,095     73,682,063
   Note payable repayments                              (128,260)      (138,849)
   Repayment of capital lease obligations                (90,358)       (86,787)
                                                    -------------  -------------
    Net cash provided by (used in) financing activit    (142,523)    73,456,427
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  (479,822)       (71,549)
   Maturities of short-term investments                2,798,545     10,183,426
   Purchase of short-term investments                 (2,196,651)   (13,902,010)
   Other assets                                         (955,319)      (193,646)
                                                    -------------  -------------
          Net cash used in investing activities         (833,247)    (3,983,779)
                                                    -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (4,045)         3,669
                                                    -------------  -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (7,556,749)    65,058,850
CASH AND EQUIVALENTS, Beginning of period             50,630,819     19,818,940
                                                    -------------  -------------
CASH AND CASH  EQUIVALENTS, End of period            $43,074,070    $84,877,790
                                                    =============  =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                $18,249        $53,134
   Unrealized gain (loss) on investments                (396,931)      (150,244)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest              $70,879        $69,513
                                                    =============  =============


                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

While the quarterly financial information in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the interim balance sheets. These results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.



Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") in the fourth quarter of 1997. SFAS
128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and redeemable convertible preferred stock have been excluded as their effect would be antidilutive. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirement.

Recently Adopted Accounting Standard

Effective January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement and displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings (loss) were as follows:

                                                Three months ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  -----------     ----------

Net loss                                         ($6,640,300)    ($4,532,329)
Unrealized gains and losses on marketable
  securities classified as available-for-sale       (396,931)       (150,244)
Foreign currency translation adjustments              18,654             844
                                                  -----------     ----------
Total comprehensive loss                         ($7,018,577)    ($4,681,729)
                                                 ============   =============


Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued SFAS No 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows and is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:


                                         March 31,       December 31,
                                           1998            1997
                                        ------------    ------------
Raw materials                            $3,671,141      $1,929,954
Work-in-progress                            291,035         144,389
Finished goods                            1,559,761       1,683,108
                                        ------------    ------------
Total                                    $5,521,937      $3,757,451
                                        ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended March 31, 1998 and 1997

During the first quarter, the Company continued to prepare for the launch of its two lead products, including running additional clinical studies, building a sales and marketing team and developing THE TRANSPLANT PHARMACY.

Total revenues. Net product sales were $1,543,000 in the first quarter of 1998 as compared with $690,000 in the first quarter of 1997. This increase of $853,000 or 123% was primarily due to a 618% increase in sales of THE TRANSPLANT PHARMACY and an 11% increase in revenues for THYMOGLOBULIN in Canada under that country's emergency drug release program and partially offset by a 9% decrease in sales of PRA-STAT and CROSS-STAT. In the first quarter of 1998, two additional transplant centers became participants in THE TRANSPLANT PHARMACY, which brought the number of participating centers in the United States to eleven and further expanded the number of patients enrolled in THE TRANSPLANT PHARMACY.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $1,563,000 for the first quarter ended March 31, 1998 as compared with $702,000 in the same quarter of 1997. This increase of $861,000 or 123% primarily reflects the increase in cost of sales for THE TRANSPLANT PHARMACY as well as some increase in cost of sales for THYMOGLOBULIN and monitoring products.

Research and development. Research and development expenses decreased to $3,082,000 in the first quarter of 1998 from $3,384,000 in the same period in 1997. This decrease of $302,000 or 9% primarily reflects a decline in regulatory and clinical development expenses for AZATHIOPRINE, partially offset by increases in expense for CELSIORr,
ALLOTRAP peptides and XENOJECT.   The Company is conducting both
ongoing and newly initiated clinical trials in transplant patients with THYMOGLOBULIN and CYCLOSPORINE. In the first quarter of 1998, the Company completed its first clinical trial of its proprietary CYCLOSPORINE, Sang-35, in liver transplant recipients. This trial was conducted to assess the bioequivalence of Sang-35 to Neoral in this growing patient population and to further build on the clinical data already accumulated from more than 450 healthy volunteers and stable renal transplant recipients. The results of this liver trial have been accepted for a podium presentation at the Annual Meeting of the American Society of Transplant Physicians in May 1998. In February, SangStat received correspondence from the FDA indicating that the Agency had completed its review of the Company's CYCLOSPORINE marketing application. Importantly, the short list of questions raised in the letter were not related to the bioequivalence trials. A pre-approval inspection of the finished product manufacturing facility was deemed not necessary by the FDA. The Abbreviated Antibiotic Drug Application
(AADA) for marketing SangStat's proprietary CYCLOSPORINE, Sang-35, was submitted to the FDA in November 1996, as a bioequivalent formulation to Neoral for the prevention of rejection in organ transplant recipients. SangStat provided responses to the FDA's questions in March 1998, and these answers are currently under active review at the FDA. In February 1998, the Company filed in Europe for marketing authorization for its proprietary CYCLOSPORINE product candidate for the prevention of graft rejection in transplant recipients. This application has been filed to potentially benefit from the European Union's Mutual Recognition

Procedure for registering drugs in multiple member states. Importantly, the application has been accepted and is currently under review by the reference state's (in which the application was filed) regulatory agency. Further in regard to CYCLOSPORINE, in January SangStat unveiled CycloTech, an innovative cyclosporine delivery system intended to be used by patients with the Company's CYCLOSPORINE drug product candidate as it targets the $1.3 billion cyclosporine market. CycloTech is a compact, hand-held device with a built-in smart chip that is designed to deliver and track each dose of oral cyclosporine solution taken by a transplant recipient. CycloTech is pending 510(k) clearance by the FDA.

In regard to THYMOGLOBULIN, in January 1998, the Company announced the preliminary results of the first U.S. double blinded trial evaluating THYMOGLOBULIN (anti-thymocyte globulin, rabbit) vs. ATGAM (anti-thymocyte globulin, horse) for induction therapy, at the time of transplant, to prevent acute graft rejection in kidney transplant patients. A preliminary intent-to-treat analysis of the data showed that the overall incidence of acute rejection (biopsy proven, primary endpoint) in the THYMOGLOBULIN treated patients was 4.2% versus 25% in the ATGAM treated patients (p=0.01). Only 10.4% patients treated with THYMOGLOBULIN developed CMV disease vs. 33.3% treated with ATGAM (p=0.025). There were fewer serious adverse events with THYMOGLOBULIN (p=0.0009). Greater and more persistent T-cell depletion and a more frequent leukopenia were observed with THYMOGLOBULIN treatment as compared to ATGAM. These findings may partly explain the lower incidence of rejection with THYMOGLOBULIN as compared to ATGAM. New data on the long-term follow-up of this induction trial also will be presented at the Annual Meeting of the American Society of Transplant Physicians in May 1998. Based on these results, SangStat intends to conduct further studies with THYMOGLOBULIN for the prevention of rejection, as part of its development program for this new indication in the United States. In late January 1998, a Product License Application
(PLA) `Complete Review' letter from the FDA was issued for THYMOGLOBULIN. The FDA pre-approval site inspection of the Pasteur Merieux Connaught manufacturing facility was also completed. The PLA for market clearance of THYMOGLOBULIN for the treatment of rejection was filed with the FDA in January 1997. SangStat and Pasteur Merieux Connaught provided responses to the questions on the PLA and observations from the inspection, and these answers are currently under active review at the FDA.

Selling, general and administrative. Selling, general and administrative expenses increased to $4,631,000 in the first quarter of 1998 from $1,826,000 in the same quarter of the previous year. This increase of $2,805,000 or 154% primarily reflects the Company's expansion of its commercial infrastructure and pre-marketing activities to help support the future potential U.S. launches, subject to regulatory approvals, of the Company's first two therapeutic product candidates, THYMOGLOBULIN and CYCLOSPORINE, and the growth of The Transplant Pharmacy program to eleven transplant centers. This included the expansion of the North American marketing, sales and customer service departments to a total of 33 people including a sales force of 18 representatives, and continued personnel additions to support the growing number of patients and centers participating in The Transplant Pharmacy program.

Other income and expenses. Interest income increased by $422,000 to $1,144,000 in the first quarter of 1998 from $722,000 in the same quarter of the previous year. This increase is due to the increase in the average cash balance available for investment as a result of the Company's sale of equity securities in a public offering in March 1997. Interest and other expense for capital lease obligations and long term notes increased to $51,000 in the first quarter of 1998 from $33,000 in the first quarter of 1997.

Net loss. The Company's net loss was $6,640,000 or $0.41 per share in the first quarter of 1998, compared with a net loss of $4,532,000 or $0.33 per share in the first quarter of 1997.

Liquidity and Capital Resources

During the quarters ended March 31, 1998 and 1997, the net cash used in operating activities was approximately $6,577,000 and $4,417,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these quarters. As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $83,480,000 and total assets of $98,682,050.

Net cash used in financing activities was $143,000 in the quarter ended March 31, 1998 compared to proceeds of $73,456,000 in the corresponding quarter in 1997. The 1997 amount was substantially comprised of proceeds received from the sale of Common Stock in the Company's public offering in March 1997, partially offset by net repayments of notes payable and capital lease obligations.

Net cash used in investing activities totaled $833,000 and $3,984,000 in the quarters ended March 31, 1998 and 1997, respectively, and resulted substantially from the Company's net purchases of short-term investments and property and equipment and the change in other assets.

The Company expects to incur significant costs related to, among other things, continued clinical and preclinical testing, regulatory approval activities and research and development programs in the future and establishment of larger sales staffs in the United States and Europe. If and when the Company receives FDA approval of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales and increased inventory levels. If the Company receives FDA approval for THYMOGLOBULIN, it may be obligated to make a final milestone payment under a related license agreement totaling $1.5 million. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1999. Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1 million during 1998. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of sales and marketing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the FDA drug review and approval process could cause actual results to differ materially with regard to the approvability of SangStat's THYMOGLOBULIN or CYCLOSPORINE. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the FDA (or an FDA panel of experts) will agree with the Company's assessment of clinical trial results; (2) that there can be no assurance that the agency will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product; and (3) that there can be no assurance of FDA approval of the product. Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the manufacturing of commercial quantities of product on commercially favorable terms, market acceptance and potential litigation. For a discussion of factors that might result in different outcomes, see the Company's annual report on Form 10-K, in particular "Risk Factors" set forth therein, filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EDGAR Financial Data Schedule 27.1

        (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.






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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:  May 14, 1998          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   May 14, 1998         BY:  /S/ JAMES F. HINRICHS, CFA
                                    ------------------------------------
                                          JAMES F. HINRICHS, CFA
                                          CHIEF FINANCIAL OFFICER