Form 10-Q/A
period 1997-06-30
SANGSTAT MEDICAL CORP
filed 1998-05-26
CIK 913610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-Q/A
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-22890
                              --------------------

                          SANGSTAT MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-3076-069
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                1505 Adams Drive
                          Menlo Park, California 94025
                                 (650) 328-0300
             (Address, including zip code, of Registrant's principal
          executive offices and telephone number, including area code)
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                         16,015,701
   (Class of common stock)              (Shares outstanding at March 16, 1998)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits:
                     10.24* Cyclosporine Amended and Restated Supply and License Agreement.

           (b) No reports on Form 8-K were filed for the period for which this report is being filed.


* Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SANGSTAT MEDICAL CORPORATION
                                  (Registrant)



Dated:  May 26, 1998              By:



                                  /s/  Phillipe Pouletty, M.D.
                                  -------------------------------
                                  Philippe Pouletty, M.D.
                                  President and Chief Executive Officer



Dated:  May 26, 1998              By:



                                  /s/  James F. Hinrichs
                                  -------------------------------
                                  James F. Hinrichs
                                  Chief Financial Officer

                                  EXHIBIT INDEX



10.24*     Cyclosporine Amended and Restated Supply and License Agreement.


* Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.