Form 10-Q
period 1998-06-30
SANGSTAT MEDICAL CORP
filed 1998-08-13
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998
                                       OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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
                                           [ x ]  Yes      [   ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       16,079,155
                                      -1-

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----
           CONDENSED CONSOLIDATED BALANCE SHEETS............................3
           June 30, 1998 and December 31, 1997

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..................4
           Three and Six Months  Ended June 30, 1998 and 1997

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..................5
           Six Months Ended June 30, 1998 and 1997

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........6-8


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................9-12




                                  PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................14




SIGNATURES.................................................................14

Part 1.  Financial Information
Item 1.   Financial Statements

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,       December 31,
                                                   1998           1997
                                                   -------------  -------------
                                                   (unaudited)           (1)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $48,289,487    $50,630,819
    Short-term investments                           23,923,006     41,404,955
    Accounts receivable (net of allowance for doubt   1,992,190      1,012,631
    accounts of $282,599 in 1998 and $139,297 in 1997)
    Other receivables                                   718,181        581,420
    Inventories                                       7,942,848      3,757,451
    Prepaid expenses                                    630,720      1,752,036
                                                   -------------  -------------
         Total current assets                        83,496,432     99,139,312

PROPERTY AND EQUIPMENT -- Net                         2,390,291      2,015,373

OTHER ASSETS                                          4,211,856      3,199,785
                                                   -------------  -------------
TOTAL                                               $90,098,579   $104,354,470
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                 $5,544,542     $3,486,726
    Accrued liabilities                               1,282,269      1,222,607
    Capital lease obligations -- current portion        392,944        327,222
    Notes payable -- current portion                     95,908        290,855
                                                   -------------  -------------
         Total current liabilities                    7,315,663      5,327,410

CAPITAL LEASE OBLIGATIONS                               928,883      1,020,361

NOTES PAYABLE                                           478,509        536,507

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none outstanding                          --             --
    Common stock, $.001 par value,
      25,000,000 shares authorized;
      outstanding: 1998, 16,079,155 shares;
      1997, 16,009,531 shares                       159,549,740    159,265,454
    Accumulated deficit                             (77,430,044)   (61,806,012)
    Accumulated translation adjustment                   (1,280)       (14,014)
    Unrealized gain (loss) on investments              (742,892)        24,764
                                                   -------------  -------------
         Total stockholders' equity                  81,375,524     97,470,192
                                                   -------------  -------------
         TOTAL                                      $90,098,579   $104,354,470
                                                   =============  =============

(1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended June 30,  Six Months Ended June 30,
                                             ---------------------------  ---------------------------
                                                  1998          1997           1998          1997
                                             ------------- -------------  ------------- -------------
REVENUES
    Net product sales                          $2,579,304      $711,550     $4,122,360    $1,402,049
    Revenue from collaborative agreements         310,398             -        310,398             -
                                             ------------- -------------  ------------- -------------
    Total revenues                              2,889,702       711,550      4,432,758     1,402,049
                                             ------------- -------------  ------------- -------------

COSTS AND OPERATING EXPENSES
    Cost of sales and manufacturing expense     2,373,737       790,508      3,936,780     1,492,856
    Research and development                    4,226,894     4,285,923      7,308,974     7,669,430
    Selling, general & administrative           6,163,303     2,646,359     10,794,549     4,472,136
                                             ------------- -------------  ------------- -------------
         Total costs and operating expenses    12,763,934     7,722,790     22,040,303    13,634,422
                                             ------------- -------------  ------------- -------------
    Loss from operations                       (9,874,232)   (7,011,240)   (17,607,545)  (12,232,373)

INTEREST INCOME -- NET                            890,500     1,566,831      1,983,513     2,255,635
                                             ------------- -------------  ------------- -------------
NET LOSS                                      ($8,983,732)  ($5,444,409)  ($15,624,032)  ($9,976,738)
                                             ============= =============  ============= =============

NET LOSS PER SHARE -- Basic and diluted (Note 2)   ($0.56)       ($0.34)        ($0.97)       ($0.67)
                                             ============= =============  ============= =============

WEIGHTED AVERAGE COMMON SHARES                 16,054,195    15,882,305     16,034,473    14,788,078
                                             ============= =============  ============= =============

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six  Months Ended June 30,
                                                       ----------------------------
                                                       1998           1997
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            ($15,624,032)   ($9,976,738)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          503,325        247,956
     Changes in assets and liabilities:
       Accounts receivable                                 (984,246)      (118,657)
       Other receivables                                   (137,917)      (587,934)
       Inventories                                       (4,189,138)      (711,725)
       Prepaid expenses                                   1,120,925         55,140
       Accounts payable                                   2,064,914      1,789,865
       Accrued liabilites                                    61,812        (76,569)
                                                       -------------  -------------
          Net cash used in operating activities         (17,184,357)    (9,378,662)
                                                       -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                     284,286     76,795,960
   Repayment of notes payable                              (251,653)      (275,955)
   Repayment of capital lease obligations                  (184,521)      (176,116)
                                                       -------------  -------------
    Net cash provided by (used in) financing activities    (151,888)    76,343,889
                                                       -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (720,950)      (244,490)
   Maturities of short-term investments                  18,664,563      6,397,316
   Purchase of short-term investments                    (1,950,270)   (18,470,133)
   Other assets                                          (1,013,824)      (230,367)
                                                       -------------  -------------
    Net cash provided by (used in) investing activities  14,979,519    (12,547,674)
                                                       -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      15,394        (29,162)
                                                       -------------  -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (2,341,332)    54,388,391
CASH AND EQUIVALENTS, Beginning of period                50,630,819     19,818,940
                                                       -------------  -------------
CASH AND EQUIVALENTS, End of period                     $48,289,487    $74,207,331
                                                       =============  =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                  $158,765       $402,941
   Unrealized loss on investments                          (767,656)      (114,140)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                $131,807        $91,076
                                                       =============  =============


                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

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



2. Loss Per Share

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

3. Comprehensive Earnings (Loss)

Effective January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement and displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The Company's total comprehensive earnings
(loss) were as follows:

                                 Three months ended                    Six Months Ended
                                 June 30                               June 30
                                -------------------                   -----------------
                                 1998           1997                   1998             1997
                                -------------  ------------            -------------    ----------
Net loss                        ($8,983,732)    ($5,444,409)         ($15,624,032)     ($9,976,738)

Unrealized gains and losses on
  marketable securities classified as
  available-for-sale               (370,725)         36,104              (767,656)        (114,140)

Foreign currency translation
 adjustments                          3,360         (31,795)               12,734          (30,951)
                                ------------    ------------         ------------     ------------
Total comprehensive loss        ($9,351,097)    ($5,440,100)         ($16,378,954)    ($10,121,829)
                                ============    ============         =============    ============


4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:


                                        June 30,        December 31,
                                        1998            1997
                                        ------------    ------------
Raw materials                            $3,362,974      $1,929,954
Work-in-progress                            269,962         144,389
Finished goods                            4,309,912       1,683,108
                                        ------------    ------------
Total                                    $7,942,848      $3,757,451
                                        ============    ============

5. Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations, or cash flows and will be effective for the Company's fiscal year 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year 2000. Management believes that this Statement will not have a significant impact on the Company.


6. Year 2000 Issue

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Six Months Ended June 30, 1998 and 1997

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first half of the year, the Company continued to prepare for the launch of its two lead products, including running additional clinical studies, building a sales and marketing sales team and developing THE TRANSPLANT PHARMACY.

Total revenues. Net product sales in the second quarter 1998 increased to $2,579,000 from $712,000 in the same quarter of 1997 and were $4,122,000 in the first half of 1998 as compared to $1,402,000 in the same period in 1997. Both the increase for the second quarter of $1,867,000 or 262% and the increase for the first half of the year of $2,720,000 or 194%, were primarily due to a nearly ten-fold increase in sales of THE TRANSPLANT PHARMACY and an increase in the sales of THYMOGLOBULIN in Canada under that country's Emergency Drug Release (EDR) Program. This increase was partially offset by a decrease in sales of the Company's monitoring products. In the second quarter of 1998, three additional transplant centers became participants in THE TRANSPLANT PHARMACY, which brought the number of participating centers in the United States to fourteen and further expanded the number of patients enrolled in THE TRANSPLANT PHARMACY. Revenue from collaborative agreements was $310,000 for the three and six months ended June 30, 1998.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $2,374,000 in the second quarter of 1998 as compared with $791,000 in the corresponding quarter of 1997 and were $3,937,000 in the first half of 1998 as compared to $1,493,000 in the same period in 1997. Both the increase for the second quarter of $1,583,000 or 200% and the increase for the first half of the year of $2,444,000 or 164%, were substantially due to additional costs associated with increased sales of THE TRANSPLANT PHARMACY and the increase in therapeutic product sales in Canada under that country's EDR program.

Research and development. Research and development expenses decreased slightly to $4,227,000 in the second quarter of 1998 from $4,286,000 in the same period in 1997 and decreased to $7,309,000 for the first half of 1998 from $7,669,000 in the same period in 1997. These decreases primarily reflect a decline in research and development expenses for monitoring products as well as regulatory and clinical development expenses for CYCLOSPORINE, partially offset by increases in expenses for THYMOGLOBULIN, AZATHIOPRINE and XENOJECT. The Company continues to conduct both ongoing and newly initiated clinical trials with several cyclosporine dosage forms, the CycloTech dosing device, THYMOGLOBULIN, monitoring devices, CELSIOR, AZATHIOPRINE, ALLOTRAP peptides and XENOJECT.

Sang-35, the Company's first CYCLOSPORINE product candidate, is currently in late stage review at the U.S. Food and Drug Administration (FDA) as a bioequivalent formulation to Neoralr for the prevention of rejection in organ transplant recipients. Sang-35 has also been filed in Europe under the mutual recognition process. The Company has now completed more than 30 human trials with Sang-35 and more than 500 healthy volunteers and kidney, liver and heart recipients have received Sang-35 to date.
Further, in regard to CYCLOSPORINE, SangStat received notice in June that the United States Patent Trademark Office issued Patent No. 5,766,629 covering the Company's proprietary CYCLOSPORINE formulation technology.
The allowed claims under this patent cover multiple combinations of families of excipients (non-active ingredients), that when combined with the active ingredient, cyclosporine, result in multiple absorption profiles. These profiles include, but are not limited to, SangStat's lead CYCLOSPORINE product candidate, Sang-35.

In regard to THYMOGLOBULIN, the Company's application for market clearance for the treatment of acute rejection in kidney transplantation is currently in late stage review at the FDA. New data from the first U.S. double blinded trial evaluating THYMOGLOBULIN vs. ATGAM for induction therapy at the time of transplant, to prevent acute graft rejection in kidney transplant patients, were also presented at the annual meeting in May of the American Society of Transplant Physicians. Based on the results of this induction trial, the Company intends to conduct further studies with THYMOGLOBULIN for the prevention of rejection as part of its development program for this new indication in the United States.

Selling, general and administrative. Selling, general and administrative expenses increased to $6,163,000 in the second quarter of 1998 from $2,646,000 in the same quarter of the previous year. This increase of $3,517,000 or 133% primarily reflects the Company's successful expansion of its commercial infrastructure and pre-launch activities to help support the future potential U.S. launches, subject to regulatory approvals, of the Company's first two therapeutic product candidates, THYMOGLOBULIN and CYCLOSPORINE, and the growth of The Transplant Pharmacy. Selling, general and administrative expenses increased to $10,795,000 in the first half of 1998 from $4,472,000 in the first half of 1997. This increase of $6,323,000 or 141% from the first half of 1997 to the first half of 1998 is attributable to an increase of $3,864,000 in sales and marketing for monitoring and therapeutic products and an increase of $2,459,000 in general administrative expenses, including THE TRANSPLANT PHARMACY. The Company has expanded its North American marketing, sales and customer service departments and continues to make personnel additions to support the growing number of patients and centers in THE TRANSPLANT PHARMACY.

Other income and expenses. Interest income decreased by $674,000 or 42% to $935,000 in the second quarter of 1998 from $1,609,000 in the second quarter of the previous year and also decreased by $252,000 or 11% to $2,079,000 in the first half of 1998 from $2,331,000 in the first half of 1997. These decreases are due to the decrease in the average cash balance available for investment as a result of the Company's use of cash for operating activities. Interest and other expense for capital lease obligations and long term notes increased by $19,000 or 25% to $95,000 in the first half of 1998 from $76,000 in the first half of 1997.

Net loss. The Company's net loss increased to $8,984,000 or $0.56 per share in the second quarter of 1998, compared with a net loss of $5,444,000 or $0.34 per share in the second quarter of 1997. For the first half of 1998, the Company's net loss increased to $15,624,000 or $0.97 per share compared with a net loss of $9,977,000 or $0.67 per share in the first half of 1997.

Liquidity and Capital Resources

During the first six months of 1998 and 1997, the net cash used in operating activities was approximately $17,184,000 and $9,379,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods. As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $72,212,000 and total assets of $90,099,000.

Net cash used by financing activities was $152,000 for the six months ended June 30, 1998, compared to net cash provided of $76,344,000 for the same period in 1997. The amount in 1997 was substantially comprised of proceeds received from the sale of Common Stock in the Company's public offering in March 1997, offset in part by net repayments of notes payable and capital lease obligations.

Net cash provided by investing activities for the six months ended June 30, 1998 was $14,980,000 compared to net cash used of $12,548,000 for the same period in 1997. The amount in 1998 is primarily the result of the maturity of short-term investments compared to the Company's net purchases of short-term investments in 1997.

SangStat has developed its plan to address the European transplantation market. As such, in June, the Company and Pasteur Merieux Connaught (Rhone-Poulenc Group) announced that they had signed a binding agreement for the acquisition by the Company of Pasteur Merieux Connaught's organ transplant business known as IMTIX. Currently operated as a separate division of Pasteur Merieux Connaught, IMTIX is dedicated to the development, manufacture and sale of transplantation products in more than 60 countries outside of North America and is expected to generate sales of approximately $22-28 million in 1998. The transaction is an acquistion of IMTIX by the Company for cash, involving an up-front payment at closing and deferred cash payments over five years. In addition, the Company will pay Pasteur Merieux Connaught royalties on IMTIX product sales, which are variable and contingent upon the sales of certain IMTIX products. The Company expects that its current cash position will be sufficient to fund the acquisition. Closing of the transaction is subject to certain regulatory and due diligence requirements. Subject to these requirements, the companies anticipate closing before year-end. The transaction will be accounted for using the purchase method.

The Company expects to incur significant costs related to, among other things, continued clinical and pre-clinical testing, regulatory approval activities and research and development programs in the future and establishment of larger sales staffs in the United States and Europe. If and when the Company receives FDA approval of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales, increased inventory levels and payment of certain license obligations. If the Company receives FDA approval for THYMOGLOBULIN, it may be obligated to make a final milestone payment under a related license agreement totaling $1.5 million. The Company believes that its existing capital resources, together with product sales and interest income will be sufficient to meet the Company's operating and capital requirements through at least 1999. Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1.0 million during 1998. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of sales and marketing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the regulatory review and approval process could cause actual results to differ materially with regard to the approvability and possible market acceptance of the Company's CYCLOSPORINE drug product, CycloTech device and THYMOGLOBULIN. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the regulatory agencies (or the agencies' panel of experts) will agree with the Company's assessment of clinical trial results or proposed labels; (2) that there can be no assurance that the agencies will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product;
(3) that there can be no assurance that CycloTech will be accepted under a 510 (k) review process; (4) that there can be no assurance that final labeling can be agreed upon in a timely manner; (5) that there can be no assurance that any manufacturing or control issues will be adequately resolved to the agencies' satisfaction; (6) that there can be no assurance that any current or future questions relating to the FDA's review of the ANDA, PLA or ELA applications or to the inspection of the THYMOGLOBULIN manufacturing facility can be adequately answered to the FDA's satisfaction; (7) that there can be no assurance of regulatory approval of either CYCLOSPORINE, CycloTech, (in the US or in Europe) or THYMOGLOBULIN (in the US); and (8) that there can be no assurance of a closing of the transaction with Pasteur Merieux Connaught.

Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the current or future manufacturing of commercial quantities of CYCLOSPORINE, CycloTech and THYMOGLOBULIN on commercially favorable terms, adequate and continuous supply of bulk CYCLOSPORINE drug substance and CycloTech devices, market acceptance, profitability, competition and potential litigation. For a discussion of other factors that might result in different outcomes, see the Company's annual report on Form 10-K, in particular, "Risks Associated with CYCLOSPORINE" set forth therein, filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Shareholders on or about June 22, 1998 to each stockholder of record as of June 5, 1998, for its Annual Meeting of Stockholders held July 22, 1998. At the Company's Annual Meeting, the stockholders were asked to consider three proposals.

The first proposal involved the election of directors. The existing Board of Directors selected seven nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

        Name            Votes For       Against

Philippe Pouletty       12,940,517      114,537
Fredric J. Feldman      12,941,817      113,237
Elizabeth Greetham      12,941,817      113,237
Richard D. Murdock      12,941,817      113,237
Andrew J. Perlman       12,941,817      113,237
Gordon Russell          12,941,817      113,237
Vincent R. Worms        12,941,817      113,237


The second proposal was a series of amendments to the Company's 1993 Stock Option Plan, including: an increase in the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares; provide for an automatic annual increase in the number of shares available for grant on the first day of each calendar year during the term of the 1993 Plan, beginning in 1999, by 400,000 shares; and provide that for any option granted under the 1993 Plan the exercise price per share of Common Stock shall be not less than 100% of the fair market value of the Company's Common Stock at the grant date. The number of shares cast for, against and abstentions were 8,652,012; 4,278,703; 124,339, respectively. The percent of shares voted in favor of this proposal was 66%.

The third and final proposal was the ratification of the Company's independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 1998. The number of shares cast for, against, and the number of abstentions were 13,043,270; 8,520 and 3,264, respectively. The percent of shares voted in favor of this proposal was over 99%.

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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:  August 13, 1998          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   August 13, 1998         BY:  /S/ JAMES F. HINRICHS, CFA
                                    ------------------------------------
                                          JAMES F. HINRICHS, CFA
                                          CHIEF FINANCIAL OFFICER