Form 10-Q
period 1998-09-30
SANGSTAT MEDICAL CORP
filed 1998-11-16
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998
                                       OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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
                                           [ x ]  Yes      [   ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       16,125,596
                                      -1-

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----
           CONDENSED CONSOLIDATED BALANCE SHEETS............................3
           September 30, 1998 and December 31, 1997

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..................4
           Three and Nine Months Ended September 30, 1998 and 1997

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..................5
           Nine Months Ended September 30, 1998 and 1997

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........6-8


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................9-13




                                  PART II. OTHER INFORMATION






ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................14




SIGNATURES.................................................................14


Part 1.  Financial Information
Item 1.   Financial Statements

                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                   1998           1997
                                                   -------------  -------------
                                                   (unaudited)           (1)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $26,676,961    $50,630,819
    Short-term investments                           16,623,841     41,404,955
    Restricted cash                                   7,500,000             --
    Accounts receivable (net of allowance for doubt   7,173,780      1,012,631
    accounts of $1,244,723 in 1998 and $139,297 in 1997)
    Other receivables                                 2,293,537        581,420
    Inventories                                      23,737,143      3,757,451
    Prepaid expenses                                  1,275,427      1,752,036
                                                   -------------  -------------
         Total current assets                        85,280,689     99,139,312

PROPERTY AND EQUIPMENT -- Net                         3,387,493      2,015,373

INTANGIBLE ASSETS                                    14,400,243             --
OTHER ASSETS                                          3,922,502      3,199,785
                                                   -------------  -------------
TOTAL                                              $106,990,927   $104,354,470
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                $16,551,360     $3,486,726
    Accrued liabilities                               3,399,291      1,222,607
    Capital lease obligations -- current portion        424,036        327,222
    Notes payable -- current portion                  1,185,068        290,855
                                                   -------------  -------------
         Total current liabilities                   21,559,755      5,327,410

CAPITAL LEASE OBLIGATIONS                               797,959      1,020,361

NOTES PAYABLE                                        16,507,904        536,507

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none outstanding                          --             --
    Common stock, $.001 par value,
      25,000,000 shares authorized;
      outstanding: 1998, 16,125,596 shares;
      1997, 16,009,531 shares                       159,707,050    159,265,454
    Accumulated deficit                             (91,023,431)   (61,806,012)
    Accumulated translation adjustment                   87,545        (14,014)
    Unrealized gain (loss) on investments              (645,855)        24,764
                                                   -------------  -------------
         Total stockholders' equity                  68,125,309     97,470,192
                                                   -------------  -------------
         TOTAL                                     $106,990,927   $104,354,470
                                                   =============  =============

(1) Derived from the Company's audited consolidated financial statements.
                                      -3-

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                           ---------------------------  ---------------------------
                                                1998          1997           1998          1997
                                           ------------- -------------  ------------- -------------
REVENUES
    Net product sales                        $2,974,410    $1,126,791     $7,096,770    $2,528,840
    Revenue from collaborative agreements        53,479             -        363,877             -
                                           ------------- -------------  ------------- -------------
    Total revenues                            3,027,889     1,126,791      7,460,647     2,528,840
                                           ------------- -------------  ------------- -------------

COSTS AND OPERATING EXPENSES
    Cost of sales and manufacturing expense   2,926,855       852,294      6,863,635     2,345,150
    Research and development                  4,801,444     4,481,168     12,110,418    12,150,598
    Selling, general and administrative       6,478,225     2,944,711     17,272,774     7,416,847
    Acquired in-process research and
          development                         3,218,516             -      3,218,516             -
                                           ------------- -------------  ------------- -------------
         Total costs and operating expenses  17,425,040     8,278,173     39,465,343    21,912,595
                                           ------------- -------------  ------------- -------------
    Loss from operations                    (14,397,151)   (7,151,382)   (32,004,696)  (19,383,755)

INTEREST INCOME -- NET                          803,764     1,949,426      2,787,277     4,205,061
                                           ------------- -------------  ------------- -------------
NET LOSS                                   ($13,593,387)  ($5,201,956)  ($29,217,419) ($15,178,694)
                                           ============= =============  ============= =============

NET LOSS PER SHARE -- Basic and diluted (Note 2)  ($0.84)       ($0.33)        ($1.82)       ($1.00)
                                           ============= =============  ============= =============

WEIGHTED AVERAGE COMMON SHARES               16,091,749    15,925,534     16,053,524    15,170,198
                                           ============= =============  ============= =============

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine  Months Ended September 30
                                                       ---------------------------------
                                                       1998           1997
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            ($29,217,419)  ($15,178,694)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          797,755        424,365
     Acquired in-process research and development         3,218,516
     Changes in assets and liabilities:
       Accounts receivable                                 (874,548)      (521,231)
       Other receivables                                   (126,171)    (1,019,946)
       Inventories                                       (9,336,948)    (2,615,556)
       Prepaid expenses                                     918,301        178,614
       Accounts payable                                   7,186,206      3,576,924
       Accrued liabilities                                 (613,234)       102,282
                                                       -------------  -------------
          Net cash used in operating activities         (28,047,542)   (15,053,242)
                                                       -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (1,071,390)      (343,355)
   Maturities of short-term investments                  23,253,108      7,436,722
   Purchase of short-term investments                    (6,642,613)   (19,192,255)
   Business acquires in purchase transaction, net of ca (10,737,164)           --
   Other assets                                            (722,717)      (271,926)
                                                       -------------  -------------
    Net cash provided by (used in) investing activities   4,079,224    (12,370,814)
                                                       -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                     441,596     77,351,856
   Repayment of notes payable                              (244,322)      (351,216)
   Repayment of capital lease obligations                  (284,353)      (260,477)
                                                       -------------  -------------
    Net cash provided by (used in) financing activities     (87,079)    76,740,163
                                                       -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     101,539        (35,258)
                                                       -------------  -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (23,953,858)    49,280,849
CASH AND EQUIVALENTS, Beginning of period                50,630,819     19,818,940
                                                       -------------  -------------
CASH AND EQUIVALENTS, End of period                     $26,676,961    $69,099,789
                                                       =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                $187,721       $150,209
                                                       =============  =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases                  $158,765     $1,144,459
   Unrealized loss on investments                         ($670,619)      ($93,768)

On September 30, 1998 the Company acquired IMTIX (see Note 2).
In conjunction with the acquisition, liabilities were
assumed as follows:
  Fair value of assets acquired                         $34,166,679
  Acquired in-process research and development            3,218,516
  Cash paid                                             (11,661,684)
  Discounted note payable                               (16,208,456)
                                                       -------------
  Liabilities assumed                                    $9,515,055
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

2. Acquisition

On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's organ transplant business known as IMTIX. The acquisition was accounted for using the purchase method of accounting.
The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate purchase price of approximately $31 million consisted of $10 million paid upon closing and $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. At September 30, 1998, the deferred cash payments are included in Notes Payable on the balance sheet and were discounted to their present value of approximately $16 million using a discount rate of 9.5%. In addition, the Company will pay Pasteur Merieux Connaught royalties on IMTIX-SangStat product sales that are variable and contingent upon the sales of certain IMTIX-SangStat products. The aggregate purchase price and approximately $2 million of acquisition costs were allocated to the net tangible assets acquired, intangible assets and purchased in-process research and development. The purchased in-process research and development of approximately $3.2 million was charged to the Company's operations in the third quarter of 1998 and represents the value of products in the development stage that have not yet reached technological feasibility. Approximately $14.4 million of the purchase price was allocated to various specified intangible assets and is being amortized over their estimated useful lives ranging from five to fifteen years. The allocation of the purchase price reflected herein is estimated and is subject to change upon the receipt of additional facts and the finalization of the accounting for this acquisition. Additionally, as part of the acquisition, the Company has approximately $7.5 million of restricted cash that serves as collateral for the standby letter of credit in favor of Pasteur Merieux Connaught.
                                      -6-

3. Loss Per Share

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

4. Comprehensive Earnings (Loss)

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

                               Three months ended                    Nine Months Ended
                                  September 30                         September 30
                              ---------------------------          --------------------------
                               1998           1997                   1998             1997
                              -------------  ------------            -------------    ----------
Net loss                      ($13,593,387)    ($5,201,956)         ($29,217,419)    ($15,178,694)
Unrealized gains and losses on
  marketable securities classified
  as available-for-sale              97,037          20,372              (670,619)        (93,768)
Foreign currency translation
 adjustments                         88,825          (3,719)              101,559         (34,670)
                                ------------    ------------         ------------     ------------
Total comprehensive loss       ($13,407,525)    ($5,185,303)         ($29,786,479)   ($15,307,132)
                                ============    ============         =============    ============

5. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:

                                        September 30,   December 31,
                                        1998            1997
                                        ------------    ------------
Raw materials                            $8,472,373      $1,929,954
Work-in-progress                          6,531,008         144,389
Finished goods                            8,733,762       1,683,108
                                        ------------    ------------
Total                                   $23,737,143      $3,757,451
                                        ============    ============

6. Recently Issued Accounting Standards

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


7. Year 2000 Issue

The Company utilizes various computer software packages in the conduct of its business activities. The Company has conducted a preliminary assessment of its internal information technology systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date, the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defect in a timely manner or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition. The Company has not yet fully assessed the extent of its exposure, or investigated the plans of its suppliers and vendors to address their exposures to these year 2000 problems, and thus the Company may be adversely impacted should these organizations not successfully address this issue.


8. Euro-Currency.

The Single European Currency (Euro) will be introduced on January 1, 1999 with complete transition to this new currency required by January 2002.
The Company is currently assessing the issues raised by the introduction of the Euro. The Company has made and expects to continue to make changes to its internal systems in preparation for the initial introduction of the Euro.
The Company further expects that introduction and use of the Euro will affect the Company's foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial position.
                                      -8-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Nine Months Ended September 30, 1998 and 1997

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first nine months of the year, the Company continued to prepare for the launch of its two lead products, including running additional clinical studies, building a sales and marketing sales team and developing THE TRANSPLANT PHARMACYT.

Acquisition. SangStat has developed its plan to address the European transplantation market. On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's organ transplant business known as IMTIX. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate purchase price of approximately $31 million consisted of $10 million paid upon closing and $21 million payable over five years. In addition, the Company will pay Pasteur Merieux Connaught royalties on IMTIX-SangStat product sales that are variable and contingent upon the sales of certain IMTIX-SangStat products. The acquisition was accounted for using the purchase method of accounting, and accordingly, IMTIX-SangStat's operations will be included in the Company's consolidated statements of operations beginning in the fourth quarter of 1998. The aggregate purchase price and approximately $2 million of acquisition costs were allocated to the net tangible assets acquired, intangible assets and purchased in-process research and development. The purchased in-process research and development of approximately $3.2 million was charged to the Company's operations in the third quarter of 1998 and represents the value of products in the development stage that have not yet reached technological feasibility. As part of the acquisition, the Company has approximately $7.5 million of restricted cash that serves as collateral for the standby letter of credit in favor of Pasteur Merieux Connaught. The historical financial statements of IMTIX are expected to be filed on form 8-K in December 1998.

Total revenues. Net product sales in the third quarter 1998 increased to $2,974,000 from $1,127,000 in the same quarter of 1997 and were $7,097,000 for the nine months ended September 30, 1998 as compared to $2,529,000 in the same period in 1997. Both the increase for the third quarter of $1,847,000 or 164% and the increase for the nine months of $4,568,000 or 181%, were primarily due to an increase in sales of THE TRANSPLANT PHARMACY. This increase was partially offset by a decrease in sales of the Company's monitoring products. In the third quarter of 1998, two additional transplant centers became participants in THE TRANSPLANT PHARMACY. This brought the number of participating centers in the United States to sixteen and further expanded the number of patients enrolled in THE TRANSPLANT PHARMACY. Revenue from collaborative agreements was $53,000 and $364,000 for the three and nine months ended September 30, 1998, respectively.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $2,927,000 in the third quarter of 1998 as compared with $852,000 in the corresponding quarter of 1997 and were $6,864,000 for the nine months ended September 30, 1998 as compared to $2,345,000 in the same period in 1997. Both the increase for the third quarter of $2,075,000 or 244% and the increase for the nine months of $4,519,000 or 193%, were substantially due to additional costs associated with increased sales of THE TRANSPLANT PHARMACY.

Research and development. Research and development expenses increased slightly to $4,801,000 in the third quarter of 1998 from $4,481,000 in the same period in 1997 and decreased slightly to $12,110,000 for the nine months ended September 30, 1998 from $12,151,000 in the same period in 1997. The decrease for the nine months ended September 30, 1998 primarily reflects a decline in research and development expenses for monitoring products as well as regulatory and clinical development expenses for CYCLOSPORINE, partially offset by increases in expenses for THYMOGLOBULIN, AZATHIOPRINE and XENOJECT(TM). The Company continues to conduct both ongoing and newly initiated clinical trials with several cyclosporine dosage forms, the CycloTech(r) dosing device, THYMOGLOBULIN, monitoring devices, CELSIOR(r), AZATHIOPRINE, ALLOTRAP(r) peptides and XENOJECT.

SangCya(TM), oral solution, the Company's first CYCLOSPORINE product candidate, was approved by the U.S. Food and Drug Administration (FDA) on October 31, 1998, as a bioequivalent formulation to Neoral(r) for the prevention of rejection in organ transplant recipients. The U.S. launch of SangCya is planned for the fourth quarter of 1998. SangCya has also been filed in Europe under the mutual recognition process. The Company has now completed more than 30 human trials with SangCya and more than 500 healthy volunteers and kidney, liver and heart recipients have received SangCya to date, while under clinical investigative use. In addition, during the third quarter, the Company announced the FDA clearance of its innovative dosing device, CycloTech, to be used in dispensing SangCya.
In regards to THYMOGLOBULIN, the Company's application for market clearance for the treatment of acute rejection in kidney transplantation is currently in late stage review at the FDA.

Acquired in-process research and development. In connection with the acquisition of Pasteur Merieux Connaught's organ transplant business known as IMTIX, the Company recorded in the third quarter a charge of $3,219,000 for purchased in-process research and development. Excluding this one-time charge, the net loss for the quarter would have been $10,375,000 or $.64 per share.

Selling, general and administrative. Selling, general and administrative expenses increased to $6,478,000 in the third quarter of 1998 from $2,945,000 in the same quarter of the previous year. This increase of $3,533,000 or 120% primarily reflects the Company's successful expansion of its commercial infrastructure and pre-launch activities to help support the future U.S. launches of the Company's first two therapeutic product candidates, THYMOGLOBULIN (subject to regulatory approval) and CYCLOSPORINE, and the growth of The Transplant Pharmacy. Selling, general and administrative expenses increased to $17,273,000 for the nine months ended September 30, 1998 from $7,417,000 for the same period in 1997.
This increase of $9,856,000 or 133% from the comparable period in 1997 is attributable to an increase of $6,196,000 in sales and marketing for monitoring and therapeutic products and an increase of $3,660,000 in general administrative expenses, including THE TRANSPLANT PHARMACY. The Company has expanded its North American marketing, sales and customer service departments and continues to make personnel additions to support the growing number of patients and centers in THE TRANSPLANT PHARMACY.

Other income and expenses. Interest income decreased by $1,098,000 or 55% to $913,000 in the third quarter of 1998 from $2,011,000 in the third quarter of the previous year and also decreased by $1,341,000 or 31% to $2,992,000 for the nine months ended September 30, 1998 from $4,333,000 in the same period of 1997. These decreases are due to the decrease in the average cash balance available for investment as a result of the Company's use of cash for operating activities. Interest and other expense for capital lease obligations, long term notes, and foreign exchange losses increased by $77,000 or 60% to $205,000 for the nine months ended September 30, 1998 from $128,000 in the comparable period of 1997.

Net loss. The Company's net loss increased to $13,593,000 or $0.84 per share in the third quarter of 1998, compared with a net loss of $5,202,000 or $0.33 per share in the third quarter of 1997. For the nine months ended September 30, 1998, the Company's net loss increased to $29,217,000 or $1.82 per share compared with a net loss of $15,179,000 or $1.00 per share in the nine months ended September 30, 1997.

Liquidity and Capital Resources

During the first nine months of 1998 and 1997, the net cash used in operating activities was approximately $28,048,000 and $15,053,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods. As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $50,801,000 and total assets of $106,991,000.

Net cash provided by investing activities for the nine months ended September 30, 1998 was $4,079,000 as compared to net cash used of $12,371,000 for the comparable period in 1997. The amount in 1998 is primarily the result of the maturity of short-term investments, offset by the purchase of IMTIX compared to the Company's net purchases of short-term investments in 1997.

Net cash used in financing activities for the nine months ended September 30, 1998 was $87,000 as compared to net cash provided of $76,740,000 for the same period in 1997. The amount in 1997 was substantially comprised of proceeds received from the sale of Common Stock in the Company's public offering in March 1997, offset in part by net repayments of notes payable and capital lease obligations.

The Company expects to incur significant costs related to, among other things, continued clinical and pre-clinical testing, regulatory approval activities and research and development programs in the future and establishment of larger sales staffs in the United States and Europe. If and when the Company receives the approvals of its therapeutic drug candidates, the Company expects to have additional working capital requirements for expansion of sales, and increased inventory levels. The Company believes that its existing capital resources, together with product sales, interest income and short term borrowings will be sufficient to meet the Company's operating and capital requirements through 1999. Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $1.3 million during 1998. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of sales and marketing capacity or third-party manufacturing arrangements, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important factors common to the regulatory review and approval process could cause actual results to differ materially with regard to the possible market acceptance of the Company's CYCLOSPORINE drug product and CycloTech device and the approvability and possible market acceptance of THYMOGLOBULIN. These factors include, without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the regulatory agencies (or the agencies' panel of experts) will agree with the Company's assessment of clinical trial results or proposed labels; (2) that there can be no assurance that the agencies will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product; (3) that there can be no assurance that final labeling can be agreed upon in a timely manner; (4) that there can be no assurance that any manufacturing or control issues will be adequately resolved to the agencies' satisfaction; (5) that there can be no assurance that any current or future questions relating to the FDA's review of the PLA or ELA applications or to the inspection of the
THYMOGLOBULIN    manufacturing facility can be adequately answered to the
FDA's satisfaction; and (6) that there can be no assurance of regulatory approval of either CYCLOSPORINE or CycloTech, (in Europe) or THYMOGLOBULIN (in the US).

Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the current or future manufacturing of commercial quantities of CYCLOSPORINE, CycloTech and THYMOGLOBULIN on commercially favorable terms, adequate and continuous supply of bulk CYCLOSPORINE drug substance and CycloTech devices, market acceptance, profitability, competition and potential litigation. For a discussion of other factors that might result in different outcomes, see the Company's 1997 annual report on Form 10-K, in particular, "Risks Associated with CYCLOSPORINE" set forth therein, filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EDGAR Financial Data Schedule 27.1

        (b) There were no reports on Form 8-K filed during the period covered by this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information under this item is not required in this filing.


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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:  November 16, 1998          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   November 16, 1998         BY:  /S/ JAMES  HINRICHS, CFA
                                    ------------------------------------
                                          JAMES  HINRICHS, CFA
                                          CHIEF FINANCIAL OFFICER