Form 10-Q/A
period 1998-09-30
SANGSTAT MEDICAL CORP
filed 1998-11-19
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q/A
                                      INDEX



                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


           CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 1998 and December 31, 1997

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Nine Months Ended September 30, 1998 and 1997

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 1998 and 1997

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                  PART II. OTHER INFORMATION






ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K




SIGNATURES

Part 1.  Financial Information
Item 1.   Financial Statements
                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                     1998           1997
                                                     -------------  -------------
                                                     (unaudited)           (1)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents......................   $26,676,961    $50,630,819
    Short-term investments.........................    16,623,841     41,404,955
    Restricted cash................................     7,500,000            --
    Accounts receivable (net of allowance
      for doubtful accounts of $1,244,723 in
      1998 and $139,297 in 1997)...................     7,173,780      1,012,631
    Other receivables..............................     2,293,537        581,420
    Inventories....................................    23,737,143      3,757,451
    Prepaid expenses...............................     1,275,427      1,752,036
                                                     -------------  -------------
         Total current assets......................    85,280,689     99,139,312

PROPERTY AND EQUIPMENT -- Net......................     3,387,493      2,015,373

INTANGIBLE ASSETS..................................    14,400,243            --
OTHER ASSETS.......................................     3,922,502      3,199,785
                                                     -------------  -------------
TOTAL..............................................  $106,990,927   $104,354,470
                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable................................  $16,551,360     $3,486,726
    Accrued liabilities.............................    3,399,291      1,222,607
    Capital lease obligations -- current portion....      424,036        327,222
    Notes payable -- current portion................    1,185,068        290,855
                                                     -------------  -------------
         Total current liabilities..................   21,559,755      5,327,410

CAPITAL LEASE OBLIGATIONS...........................      797,959      1,020,361

NOTES PAYABLE.......................................   16,507,904        536,507

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000
      shares authorized; none outstanding...........          --             --
    Common stock, $.001 par value,
      25,000,000 shares authorized;
      outstanding: 1998, 16,125,596 shares;
      1997, 16,009,531 shares.......................  159,707,050    159,265,454
    Accumulated deficit.............................  (91,023,431)   (61,806,012)
    Accumulated translation adjustment..............       87,545        (14,014)
    Unrealized gain (loss) on investments...........     (645,855)        24,764
                                                     -------------  -------------
         Total stockholders' equity.................   68,125,309     97,470,192
                                                     -------------  -------------
         TOTAL...................................... $106,990,927   $104,354,470
                                                     =============  =============

(1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                              --------------------------- ---------------------------
                                   1998          1997          1998          1997
                              ------------- ------------- ------------- -------------
REVENUES
 Net product sales............  $2,974,410    $1,126,791    $7,096,770    $2,528,840
 Revenue from collaborative
   agreements.................      53,479             -       363,877             -
                              ------------- ------------- ------------- -------------
 Total revenues...............   3,027,889     1,126,791     7,460,647     2,528,840
                              ------------- ------------- ------------- -------------

COSTS AND OPERATING EXPENSES
 Cost of sales and
   manufacturing expenses.....   2,926,855       852,294     6,863,635     2,345,150
 Research and development.....   4,801,444     4,481,168    12,110,418    12,150,598
 Selling, general and
   administrative.............   6,478,225     2,944,711    17,272,774     7,416,847
 Acquired in-process research
   and development............   3,218,516             -     3,218,516             -
                              ------------- ------------- ------------- -------------
 Total costs and operating
   expenses...................  17,425,040     8,278,173    39,465,343    21,912,595
                              ------------- ------------- ------------- -------------
  Loss from operations........ (14,397,151)   (7,151,382)  (32,004,696)  (19,383,755)

INTEREST INCOME -- NET........     803,764     1,949,426     2,787,277     4,205,061
                              ------------- ------------- ------------- -------------
NET LOSS......................($13,593,387)  ($5,201,956) ($29,217,419) ($15,178,694)
                              ============= ============= ============= =============

NET LOSS PER SHARE -- Basic
   and diluted (Note 3).......      ($0.84)       ($0.33)       ($1.82)       ($1.00)
                              ============= ============= ============= =============

WEIGHTED AVERAGE COMMON
  SHARES......................  16,091,749    15,925,534    16,053,524    15,170,198
                              ============= ============= ============= =============

                                  SANGSTAT MEDICAL CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  September 30,
                                                          ---------------------------
                                                          1998          1997
                                                          ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................. ($29,217,419) ($15,178,694)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................      797,755       424,365
     Acquired in-process research and development........    3,218,516
     Changes in assets and liabilities:
       Accounts receivable...............................     (874,548)     (521,231)
       Other receivables.................................     (126,171)   (1,019,946)
       Inventories.......................................   (9,336,948)   (2,615,556)
       Prepaid expenses..................................      918,301       178,614
       Accounts payable..................................    7,186,206     3,576,924
       Accrued liabilities...............................     (613,234)      102,282
                                                          ------------- -------------
          Net cash used in operating activities..........  (28,047,542)  (15,053,242)
                                                          ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...................   (1,071,390)     (343,355)
   Maturities of short-term investments..................   23,253,108     7,436,722
   Purchase of short-term investments....................   (6,642,613)  (19,192,255)
   Business acquired in purchase transaction,
     net of cash acquired................................  (10,737,164)          --
   Other assets..........................................     (722,717)     (271,926)
                                                          ------------- -------------
    Net cash provided by (used in) investing activities..    4,079,224   (12,370,814)
                                                          ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock..................................      441,596    77,351,856
   Repayment of notes payable............................     (244,322)     (351,216)
   Repayment of capital lease obligations................     (284,353)     (260,477)
                                                          ------------- -------------
    Net cash provided by (used in) financing activities..      (87,079)   76,740,163
                                                          ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................      101,539       (35,258)
                                                          ------------- -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........  (23,953,858)   49,280,849
CASH AND EQUIVALENTS, Beginning of period................   50,630,819    19,818,940
                                                          ------------- -------------
CASH AND EQUIVALENTS, End of period......................  $26,676,961   $69,099,789
                                                          ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest..............     $187,721      $150,209
                                                          ============= =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases................     $158,765    $1,144,459
   Unrealized loss on investments........................    ($670,619)     ($93,768)


On September 30, 1998 the Company acquired IMTIX
 (see Note 2). In conjunction with the  acquisition,
 liabilities were  assumed as  follows:
  Fair value of assets acquired........................... $34,166,679
  Acquired in-process research and development............   3,218,516
  Cash paid............................................... (11,661,684)
  Discounted note payable................................. (16,208,456)
                                                          -------------
  Liabilities assumed.....................................  $9,515,055
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

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                              --------------------------- ---------------------------
                                   1998          1997          1998          1997
                              ------------- ------------- ------------- -------------
Net loss......................($13,593,387)  ($5,201,956) ($29,217,419) ($15,178,694)

Unrealized gains and losses
  on marketable securities
  classified as
  available-for-sale..........      97,037        20,372      (670,619)      (93,768)
Foreign currency translation
 adjustments..................      88,825        (3,719)      101,559       (34,670)
                              ------------- ------------- ------------- -------------
Total comprehensive loss......($13,407,525)  ($5,185,303) ($29,786,479) ($15,307,132)
                              ============= ============= ============= =============










5. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of:

                                        September 30,   December 31,
                                        1998            1997
                                        ------------    ------------
Raw materials.......................     $8,472,373      $1,929,954
Work-in-progress....................      6,531,008         144,389
Finished goods......................      8,733,762       1,683,108
                                        ------------    ------------
Total                                   $23,737,143      $3,757,451
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Nine Months Ended September 30, 1998 and 1997

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first nine months of the year, the Company continued to prepare for the launch of its two lead products, including running additional clinical studies, building a sales and marketing sales team and developing THE TRANSPLANT PHARMACY(TM).

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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)




DATE:  November 19, 1998          BY:  /S/ PHILIPPE POULETTY, M.D.
                                    ------------------------------------
                                           PHILIPPE POULETTY, M.D.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




DATE:   November 19, 1998         BY:  /S/ JAMES  HINRICHS, CFA
                                    ------------------------------------
                                          JAMES  HINRICHS, CFA
                                          CHIEF FINANCIAL OFFICER