Form 10-K
period 1998-12-31
SANGSTAT MEDICAL CORP
filed 1999-03-31
CIK 913610

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 18, 1999 was approximately $229,528,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market System of $18.25 on that date). Shares of Common
Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 18, 1999 approximately 16,307,684 shares of the Registrant's Common Stock, $.001 par value, were outstanding.
==========================================================================

PART I

ITEM 1. BUSINESS

Overview

SangStat, The Transplant Company(R), is a specialty pharmaceutical company applying a disease management approach to improve the outcome of organ transplantation. The Company's devices, drugs and services form a family of products that address the needs of patients in each stage of transplant care from pre-transplant monitoring to lifetime post-transplant care. SangStat's product pipeline is a combination of proprietary and licensed-in products that are in various stages of research, development and marketing. The Company plans to capitalize on this pipeline by developing relationships with key providers and managed care organizations to better integrate the management of transplant recipients' care to improve the outcomes and lower costs.

SangStat has a variety of monitoring and therapeutic products and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. SangStat received U.S. Food and Drug Administration ("FDA") marketing approval for SangCya(TM) (Cyclosporine Oral Solution, USP [MODIFIED]) ("SANGCYA") in October 1998 and received marketing approval in the United Kingdom in January 1999. Cyclosporine, which to date has only been marketed by Novartis AG ("Novartis"), is the leading immunosuppressive drug used by transplant patients, with estimated worldwide sales of over $1.3 billion in 1998. SANGCYA is AB rated to Neoral oral solution which signifies that SANGCYA is therapeutically equivalent to, and interchangeable with, Neoral oral solution. SANGCYA will be marketed with the CYCLOTECH device, a hand-held liquid dispensing device once CYCLOTECH is commercially available. Thymoglobulin [Anti-thymocyte Globulin, (Rabbit)] ("THYMOGLOBULIN") has been marketed in Europe since 1985. THYMOGLOBULIN was approved for marketing in the United States by the FDA in December 1998 for acute renal rejection and launched by the Company in February 1999. SangStat is also conducting clinical trials for the following products and devices: SANG-2000, a capsule dosage form based on an oil-free cyclosporine formulation technology similar to SANGCYA; a generic AZATHIOPRINE product candidate for use as an adjunct therapy in chronic immunosuppression; ANTILFA, for prevention of Delayed Graft Function
(DGF); ALLOTRAP 1258, a proprietary HLA peptide designed to promote graft acceptance; CELSIOR, a formulated solution for organ preservation; and CYCLOSTAT and CREASTAT for monitoring cyclosporine and serum creatinine concentrations, respectively. To further the Company's goal of providing comprehensive disease management, the Company has a division, THE TRANSPLANT PHARMACY, which provides mail order distribution of drugs and transplant patient management services.

Organ Transplantation

Organ transplantation can save or improve the lives of patients with organ failures for whom there are few alternative treatments. Transplantation involves surgically replacing the failed organ of a transplant recipient with a viable organ from a donor. Because the success of a transplant depends on the degree of compatibility between the organ donor and the recipient, a typical transplant candidate must wait on a national computerized waiting list until a compatible organ can be found. Currently, there are approximately 100,000 transplant candidates registered on waiting lists in approximately 500 transplant centers throughout North America and Europe. At any given time, approximately 70% of these patients are waiting for kidney transplants. The other patients are waiting for liver, heart, heart-lung, bowel or pancreas transplants. Each year approximately 50,000 new patients receive donated organs. In order to prevent rejection of implanted organs, recipients must begin a life-long regimen of immunosuppressive therapy immediately upon receiving a donated organ. There are more than 240,000 patients in North America and Europe that need daily immunosuppressive therapy to prevent graft rejection and graft loss.

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

The immune response to a transplant depends on the level of compatibility between donor and recipient HLA molecules. The HLA system consists of a complex array of molecules playing a key role in the normal immune response as well as in graft acceptance or rejection. Dr. Jean Dausset, a scientific advisor to SangStat, and Nobel Prize laureate for this pioneering discovery, originally discovered HLAs. Molecular differences between an organ donor's and a recipient's HLAs lead to the recognition of the donor's HLAs as non-self by the recipient's immune system. Graft rejection results when the recipient's immune system T-cell progenitors recognize the donor's HLAs as non-self, activate against the graft and proliferate into numerous cytotoxic T-cells. When these cytotoxic T-cells invade and attack the graft, rejection and loss of the organ often occur. In addition to T-cells, anti-HLA antibodies can play an active role in the anti-graft immune response. The presence of anti-HLA antibodies in the recipient's blood may indicate a high risk of accelerated rejection. Maximizing HLA compatibility by selecting, for a given recipient, the donor whose HLAs are as similar as possible to the recipient's HLAs and not recognized by antibodies preexisting in the recipient's blood, is key to reducing the risk of rejection.

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

The Transplant Process

A typical transplant patient progresses through three clinical phases: the pre-transplant phase; the acute phase (surgery and first year post-transplant); and the chronic phase (lifetime post-transplant).

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

The Acute Phase (Surgery and First Year Post-Transplant). Most organs are retrieved from trauma victims who are declared brain-dead but maintain cardiac function until their organs are removed. The harvested organs are stored in a preservation solution to prevent deterioration and then tissue typed to determine the level of HLA antigens. Each organ is cross-matched with approximately 100 potential recipients on the transplant waiting lists. Once the best candidate for each organ has been chosen, the organ is shipped in an organ preservation solution to the recipient's transplant center. The length of storage time allowed before transplant varies among organ types and can severely limit the distance an organ can be shipped. The quality of organ preservation is therefore an important factor contributing to the viability of the transplant.

Transplant surgery has become a relatively safe and standardized procedure. After the transplant, the challenge for physicians is to prevent graft rejection by suppressing the activity of T-cells. Consequently, the success of the transplant is highly dependent on the immunosuppressive regimen that is initiated the day of transplantation and continued daily for the rest of the patient's life. In addition, organ recipients must be regularly monitored to measure the body's immune response and blood drug levels and to identify acute rejection episodes.

Despite the use of immunosuppressants, during the first year following transplantation many transplant patients (estimates range from 15% in certain populations to more than 60% in others, depending on risk factors and therapy) undergo one or more graft rejection episodes. During a rejection episode, the body mounts an immune attack on the graft, resulting in impaired function of the transplanted organ. Because rejection, infection and drug toxicity produce similar symptoms, diagnosis of rejection may be difficult until it reaches an advanced stage and is confirmed by an invasive graft biopsy. The only way to stop the rejection process is by administering additional immunosuppressive therapy, such as high doses of steroids, and/or anti-T-cell monoclonal and/or polyclonal antibodies. In many cases, rejection can be arrested and organ damage reversed. However, at the end of the first year, about 20% to 50% of kidney transplant patients (and a higher percentage for other organs) have had rejection. This rejection may lead to graft loss in about 20% of kidney transplant patients (and a higher percentage for other organs). If the graft loss occurs early post-transplant (within the first few months following transplantation), surgery is typically required to remove the rejected kidney. Regardless of whether surgery is performed, the patient must return to chronic dialysis and possibly receive a second transplant, which has a lower probability of success than the first. Failure to reverse rejection of other organs often results in the death of the patient.

The Chronic Phase (Lifetime Post-Transplant). The use of immunosuppressants, initiated during the acute phase, is continued daily throughout the patient's lifetime to minimize or prevent the loss of the graft by acute or chronic rejection. Conventional therapy typically combines several drugs, most commonly cyclosporine, azathioprine and steroids, or alternative combinations for certain patients using tacrolimus and/or mycophenolate mofetil. These drugs act nonspecifically and broadly impair the recipient's immune system in order to reduce the immune response against the graft. Cyclosporine is the leading immunosuppressive drug used in the post-transplant phase. In 1998, worldwide sales of Novartis' cyclosporines, Sandimmune and Neoral, were estimated at over $1.3 billion. Even with the use of immunosuppressants, patients have an approximate 5% to 20% risk of losing grafts per year during the first three years following transplantation, and less than 50% of patients have functioning grafts after approximately ten years.

Products, Product Candidates and Services

SangStat's portfolio of complementary drugs, monitoring products, product candidates and services are designed to prevent and treat graft rejection and monitor patients throughout the patient's lifetime. The following table summarizes SangStat's principal products, product candidates and services.

  TRANSPLANT                      POTENTIAL CLINICAL
    PHASE       PRODUCT/SERVICE          USE                  STATUS(1)
-------------- ----------------- -------------------- -------------------------
Pre-Transplant PRA-STAT(R)       Detects anti-HLA     Marketed US and Europe
Monitoring                       antibodies in
                                 candidates monthly

Transplant     Thymoglobulin(R)  Treats acute         Marketed worldwide
Acute Care                       kidney rejection     (FDA approval 12/98)
                                 episodes

               Lymphoglobuline   Treats acute         Marketed outside US
                                 kidney rejection
                                 episodes

               Allotrap 1258(2)  Promotes graft       Pre-clinical
                                 acceptance

               Celsior(TM)       Preserves organs     Cardiac clinical trials
                                 prior to             completed. Filing
                                 transplantation      anticipated first half 1999

               Antilfa(TM)       For prevention of    Phase III
                                 Delayed Graft
                                 Function (DGF)

Lifetime Post- SangCya(TM)       Chronic              Markted in US (US launch
Transplant     Cyclosporine Oral immunosuppression    11/98)
Care           Solution          (prevent organ       UK approval 1/99
                                 rejection)

               Sang-2000         Chronic              Bioequivalance trials
               Cyclosporine      immunosuppression    completed. Filing
               Capsules          (prevent organ       anticipated first half 1999
                                 rejection)

               CycloTech(R)      Dispensing/Dosing    FDA 510(k) clearance
                                 device               8/98 (3)

               Cyclo-Stat(TM)    Device for measuring Clinical trials
                                 cyclosporine levels
                                 in blood

               CreaStat(TM)      Device for measuring Clinical trials
                                 creatinine levels
                                 in blood

               Azathioprine      Chronic              Bioequivalance trials
                                 immunosuppression    completed. Filing
                                 (prevent organ       anticipated first half 1999
                                 rejection)

               The Transplant    Mail order and       17 centers participating
               Pharmacy (R)      patient management
                                 program

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

(2) ALLOTRAP 1258 is a second generation peptide to Allotrap 2702. Allotrap 1258 currently in pre-clinical development was found to be more potent than 2702 and the Company may decide to develop this peptide in lieu of Allotrap 2702. The result of the Phase II study in Europe showed that Allotrap 2702 was safe and well-tolerated in the study.

(3)    Not yet commercially available.


CYCLOSPORINE PRODUCTS

SANGCYA
On October 31, 1998 the FDA granted marketing approval to SANGCYA for prevention of rejection in solid organ transplant recipients, and an AB rating versus Neoral(R) oral solution (a Novartis cyclosporine formulation). SANGCYA includes the same active ingredient, in the same concentration, in the same dosage form and is bioequivalent to Neoral but in a formulation proprietary to SangStat. The United States Patent and Trademark Office has issued two separate patents owned by SangStat, Patent No. 5,766,629 (June, 1998) and Patent No. 5,827,822 (October
1998), covering SangStat's proprietary cyclosporine formulation technology for developing multiple formulations and dosage forms of cyclosporine including SangCya. The AB rating signifies that SANGCYA is therapeutically equivalent to, and interchangeable with, Neoral oral solution. SANGCYA was launched in the United States in November 1998. It is marketed in the United States by the SangStat direct sales force. SANGCYA is the first therapeutically equivalent competitor of Neoral oral solution to be introduced in the U.S. cyclosporine marketplace.

Cyclosporine, the leading immunosuppressive drug used to prevent graft rejection in transplantation, is marketed by Novartis in two different formulations, Sandimmune and Neoral. Neoral is the newer formulation of cyclosporine marketed by Novartis. Approximately 70% of the patients in the U.S. on Sandimmune(R), the older formulation of cyclosporine first introduced in 1983, have switched to Neoral, the newer, less expensive and more bioavailable formulation introduced in 1995.

There are approximately 140,000 transplant recipients in the U.S. and 250,000 worldwide who require daily immunosuppressive therapy for life from the time of transplant surgery, and the majority of these individuals take cyclosporine. Global sales of cyclosporine were estimated at $1.3 billion in 1998, with oral solution sales representing approximately 10% of the total cyclosporine market.

SANGCYA's indications are identical to Neoral's indications and include
(i) the prophylaxis of organ rejection in kidney, liver and heart allogeneic transplants; (ii) the treatment of patients with severe, active rheumatoid arthritis where the disease has not adequately responded to methotrexate; and (iii) the treatment of adult, non-immunocompromised patients with severe (i.e. extensive and or disabling), recalcitrant, plaque psoriasis who have failed to respond to at least one systemic therapy (e.g.; PUVA, retinoids or methotrexate), or in patients for whom either systemic therapies are contraindicated, or cannot be tolerated.

SANGCYA was granted marketing approval in the United Kingdom on January 28, 1999. SangStat plans to seek marketing approval in other countries of the European Union through the mutual recognition procedure. See - European Regulation - Approval of Therapeutic Products. SangStat expects to launch SANGCYA in the UK during the first half of 1999. The European market is roughly equivalent to the U.S. market in size and scope. There are approximately 20,000 new transplant recipients per year concentrated in just 250 transplant centers and over 100,000 transplant recipients in Europe who require daily lifelong immunosuppressive therapy from the time of transplant surgery. Estimated 1998 sales of cyclosporine exceeded $450 million in Europe and $70 million in the UK.

CYCLOTECH
In August 1998, SangStat received marketing clearance (510k) from the FDA for the CYCLOTECH device. CYCLOTECH is a hand-held liquid dispensing device intended for use by transplant recipients with SANGCYA Oral Solution. The CYCLOTECH device contains electronic event monitoring capabilities, recording medication dosing patterns that can be viewed by physicians via a proprietary software interface. This software enables physicians, via computer, to download recorded information from the CYCLOTECH device that includes a patient's detailed daily dosing history for up to a full year. The CYCLOTECH device and software will be supplied to transplant centers and utilized as part of a comprehensive disease management offering which includes SANGCYA Oral Solution. SangStat expects to launch CYCLOTECH in the U.S. in the second quarter of 1999 with full commercial availability in the U.S. in the second half of 1999. SangStat expects to launch CYCLOTECH in selected countries outside the U.S., including but not limited to, the United Kingdom and Australia.

SANG-2000
In January 1999, SangStat announced the positive results of the SANG-2000 bioequivalence pivotal trial versus Neoral(R) cyclosporine capsules. SANG-2000 cyclosporine is a capsule dosage form based on an oil-free cyclosporine formulation technology similar to SANGCYA and covered by United States Patent No. 5,766,629, which was issued in June, 1998.
Based on these results, SangStat intends to file for marketing clearance in the U.S. and Europe during the first half of 1999.

SangStat's SANG-2000 pivotal pharmacokinetic trial was a single-dose, randomized, cross-over bioequivalence trial in 27 healthy human volunteers comparing SangStat's cyclosporine capsule with the reference drug, Neoral capsule. Subjects had blood samples taken at defined time points over a 36-hour period and the cyclosporine blood levels were analyzed using a standardized, validated cyclosporine assay.

Under current FDA regulations and policy, SANG-2000 capsule may be approved without the need to duplicate the safety and efficacy trials if it is shown to be bioequivalent to Neoral capsule. Two different formulations of the same drug are considered bioequivalent if the drug's absorption rate, blood concentration and persistence in the bloodstream are demonstrated to be equivalent according to defined regulatory policy. Two key pharmacokinetic parameters, area under the blood concentration vs. time curve (AUC) and the maximum drug concentration
(Cmax) are measured in human bioequivalence trials. These parameters are calculated from drug levels measured in the blood over a defined time period following dosing.

Based on this trial, under current FDA policy, and subject to FDA review, SANG-2000 and Neoral capsules may be considered bioequivalent: the 90% confidence intervals (for the ratio of the log transformed parameters of SANG-2000 and Neoral capsules) were contained within the range of 80% to 125%, for AUC and Cmax. Statistical comparison of the key pharmacokinetic parameters for SANG-2000 and Neoral yield results which the Company believes demonstrate bioequivalence; however, the FDA has not yet reviewed any of these data.

Successful development and commercialization of SANG-2000 is subject to numerous risks, including failure to obtain regulatory approvals and potential intellectual property claims of third parties, including those of Novartis and its contract manufacturers. In addition, if the Company is unable to demonstrate to the FDA that SANG-2000 is bioequivalent to the Neoral capsule, a currently approved Novartis formulation, the Company would be required to undertake additional development work and seek regulatory approval through the potentially longer NDA process if it wished to continue to pursue this product candidate.


THYMOGLOBULIN/LYMPHOGLOBULINE

THYMOGLOBULIN was granted approval for marketing by the FDA on December 30, 1998 for the treatment of acute rejection in kidney transplant recipients. THYMOGLOBULIN is a pasteurized anti-thymocyte rabbit immunoglobulin that induces immunosuppression as a result of T-cell depletion and immune modulation. THYMOGLOBULIN is made up of a variety of antibodies that recognize key receptors on T-cells, the cells of a transplant recipient's immune system that recognize and ultimately reject foreign objects such as a transplant. The exact mechanism is unknown, researchers believe THYMOGLOBULIN antibodies may inactivate and kill these T-cells, thus reversing the rejection process.

SangStat launched THYMOGLOBULIN in the United States in February 1999. It is marketed by SangStat's direct sales force. In Europe, SangStat markets THYMOGLOBULIN under the trademark THYMOGLOBULINE through its wholly owned European affiliate IMTIX-SangStat. Acquired by SangStat in 1998, and operating now in Europe as IMTIX-SangStat, IMTIX was a division of the French pharmaceutical company Pasteur Merieux Connaught ("PMC"), a world leader in vaccines (Rhone Poulenc group) that had previously registered THYMOGLOBULINE in 51 European and other countries. THYMOGLOBULINE is a leader in Europe among anti-T cell antibodies and is indicated in Europe for prophylaxis and rejection in kidney, pancreas and liver transplants; treatment of rejection crises and acute Graft Versus Host Disease in allogeneic bone marrow transplantation; and aplastic anemia.

In Canada, SangStat has filed a New Drug Submission (NDS) and is generating revenues through the distribution of THYMOGLOBULIN under that country's Emergency Drug Release (EDR) program, which permits the distribution of certain products before final regulatory approval.

The Company announced in January 1998 the preliminary positive results of the first U.S. double blinded trial evaluating THYMOGLOBULIN vs. Atgam for induction therapy, at the time of transplant, to prevent acute graft rejection in kidney transplant patients. Atgam is an anti-thymocyte globulin (equine) marketed by Pharmacia and Upjohn.
Based on the results of this induction trial, SangStat expects to conduct further studies with THYMOGLOBULIN for the prevention of organ transplant rejection, as part of its development program for this new indication in the United States. The Company is also conducting North American clinical trials with THYMOGOLBULIN for use in bone marrow transplantation.

SangStat acquired LYMPHOGLOBULINE in 1998 as part of the IMTIX acquisition. LYMPHOGLOBULINE is a pasteurized anti-thymocyte equine immunoglobulin that induces immunosuppression as a result of T-cell depletion and immune modulation. LYMPHOGLOBULINE is marketed internationally by IMTIX-SangStat for the prophylaxis and rejection in organ transplantation. It is not available in the United States and the Company has no plans to seek approval in the United States for this product.


AZATHIOPRINE

Azathioprine is an immunosuppressant that inhibits the development of T-cells by interfering with the differentiation and proliferation of activated lymphocytes. It is used as an adjunct for the prevention of rejection in renal organ transplantation. The patent for azathioprine composition of matter has expired. Therapy is usually initiated shortly after transplantation and continued daily for the patient's lifetime. It is used in conjunction with cyclosporine and steroids in the standard "triple therapy" regimen used by the majority of U.S. transplant centers. It is currently marketed as Imuran by Glaxo Wellcome Ltd. and as generic azathioprine by Roxane Laboratories and Bedford Laboratories. United States sales of all azathioprine products in 1998 were estimated to be $45 million.

SangStat has developed a generic AZATHIOPRINE for use in transplantation as an adjunct therapy in chronic immunosuppression and has completed its pharmacokinetic and human bioequivalency trials. The Company intends to seek market approval by filing an Abbreviated New Drug Application ("ANDA") with the FDA and to market the product as a branded therapeutic substitute for Imuran.


ANTILFA

ANTILFA (Odulimomab), the monoclonal antibody 25.3, is a mouse lgG1 with specificity to the chain of the human leukocyte function-associated molecule LFA-1. ANTILFA can be used to block the LFA-1 molecule, thus reducing the cell-cell interaction. An anti-LFA-1 (CD11a) mAb, which inhibits adhesion of leukocytes is a potential agent for the prevention of acute renal allograft rejection. SangStat is conducting Phase III clinical trials with ANTILFA for prevention of Delayed Graft Function. SangStat acquired ANTILFA as part of the IMTIX transaction with PMC.


ALLOTRAP PEPTIDES

The ALLOTRAP family of peptides is derived from the Company's proprietary sHLA technology and is designed to promote graft acceptance. SangStat believes that the ALLOTRAP family of peptides may enable the body to accept a graft as self without otherwise limiting the normal operation of the immune system, thus possibly reducing the need for chronic immunosuppressive therapy. The Company believes that if an ALLOTRAP peptide is exposed to the recipient's T-cell progenitors simultaneously with the donor's HLAs, the T-cell progenitors are deactivated. As a result, the T-cells are not activated against the donor's HLA and do not reject the graft.

The results of an initial Phase II safety study in Europe showed that ALLOTRAP 2702 was safe and well-tolerated in the study. Toxicology studies have been completed in a second generation peptide, ALLOTRAP 1258. Pre-clinical development has indicated that this second generation peptide may be more potent than ALLOTRAP 2702. As a result, the Company may decide to pursue the development of ALLOTRAP 1258 rather than ALLOTRAP 2702. The Company is also pursuing licensing opportunities for ALLOTRAP 1258 in the autoimmune area.

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


PRA-STAT

PRA-STAT is intended to improve HLA compatibility between organ donors and recipients by providing accurate, rapid, efficient and standardized testing. PRA-STAT is designed for Panel Reactive Antibody (PRA) testing to track the appearance and disappearance of anti-HLA antibodies in transplant candidates, and to analyze such antibodies. This guides the selection criteria of the prospective donor for each transplant candidate. PRA testing is often performed every month on patients waiting for transplants. PRA-STAT was introduced in March 1994. In July 1996, the Company completed an agreement with Baxter Healthcare Corporation ("Baxter") to reacquire marketing rights to PRA-STAT in order to market this monitoring product directly and to better establish its own product distribution capabilities. The terms of this reacquisition included the obligation to pay Baxter royalties on future sales of the reacquired product.


CELSIOR

The quality of organ preservation is an important factor contributing to the viability of the transplant. Most organs are retrieved from trauma victims who are declared brain-dead but maintain cardiac function until their organs are removed. The procured organs are stored in a preservation solution to prevent deterioration and tissue typed to determine the HLA antigens. Following this, each donor must be crossmatched with the patients on the transplant waiting lists, each organ being crossmatched with approximately 100 potential recipients. Once the best candidate for each organ has been chosen, the organs are shipped to the recipient's transplant center. The amount of storage time allowed before transplant varies between organ types and can severely limit the distance an organ can be shipped. SangStat licensed CELSIOR from PMC in 1993 and acquired all rights to CELSIOR in the PMC-IMTIX transaction. CELSIOR is a formulated solution to store and extend viability of organs between organ recovery and transplantation. CELSIOR is sold by IMTIX-SangStat internationally for organ preservation. In the U.S., SangStat intends to assess the effect of CELSIOR on organ viability and speed of post-transplant organ function recovery. After consultation with the FDA, the Company voluntarily withdrew its 510(k) in 1996 for a two-component CELSIOR product in favor of a one component product. The Company has completed a multicenter clinical trial for a redesigned, one-component, ready-to-use CELSIOR product candidate for cardiac transplantation and intends to submit a new 510(k) during the first half of 1999 for this indication. The Company plans to conduct a multicenter clinical trial for use of CELSIOR in lung transplantation.


CYCLOSTAT and CREASTAT

The efficacy and safety of a transplant depends on individual susceptibility to graft rejection and immunosuppressive therapy. Transplant recipients must visit a clinic to provide a blood sample for the determination of a cyclosporine level. Similarly, the monitoring of kidney graft function requires the regular determination of serum creatinine concentrations. SangStat is developing several monitoring products for at-home use, which will assist the physician in customizing drug therapy for each patient: CYCLOSTAT and CREASTAT.

CYCLOSTAT and CREASTAT are at-home blood collection devices for the measurement of cyclosporine and creatinine levels in capillary blood samples obtained from a fingerstick. These user-friendly blood collection devices will allow more frequent monitoring of cyclosporine levels and kidney function and improve out-patient management. They are designed to provide a health care provider with a patient's cyclosporine blood level without requiring the patient to travel to a health care facility. These at-home tests offer convenience to both patient and health care providers; patients will not have to arrange to travel to a health care facility. Both products are in development. The Company plans to seek marketing clearance of these products from the FDA upon successful completion of clinical trials.


THE TRANSPLANT PHARMACY

To further the Company's goal to provide comprehensive disease management, in September 1996 SangStat established THE TRANSPLANT PHARMACY, a program designed to provide mail order distribution of drugs and other services for transplant patients. Its first site of operation opened in September 1996 at the University of Tennessee Bowld Hospital Organ Transplant Center in Memphis, Tennessee. As of December 31, 1998, there were seventeen participating transplant center sites actively referring patients in the U.S.. The Company has also established a central mail order facility in Menlo Park, California.

This service encourages the promotion of medication compliance, measures clinical and economic outcomes, and provides feedback directly to clinicians. Patients electing to enroll are able to have all of their medications filled through the program's central pharmacy. THE TRANSPLANT PHARMACY also places a key individual, such as a pharmacist, in each transplant center to interact directly with physicians, nurses and patients. THE TRANSPLANT PHARMACY's program seeks to provide a singular and integrated approach to the management of transplantation, in which the Company's drugs, monitoring products, and services can be supplied to meet the needs of individual transplant centers and their patients.

On November 11, 1998, the Office of the Inspector General ("OIG") of the Department of Health & Human Services issued an Advisory Opinion which stated that the placement by a pharmacy of a licensed pharmacist at a hospital transplant center might constitute prohibited remuneration under the anti-kickback statute section 1128B9B) of the Social Security Act. The Company did not request the Advisory Opinion. The OIG regulations state that such opinions only apply to the requesting parties and the fact pattern set forth in their request for an advisory opinion. The Company believes that the operation of The Transplant Pharmacy differs from the fact pattern set out in the Advisory Opinion and does not constitute prohibited remuneration. There can be no assurance that the OIG will agree with this analysis, in which case The Transplant Pharmacy's program may be modified so that it would no longer include an on-site pharmacist at transplant centers.

Sales and Marketing

The Company currently markets through its direct sales force those products for which it retains commercial rights and has obtained regulatory approval. The Company hired a new Vice President of Sales on February 1, 1999. As of March 18, 1999, the Company has 21 Transplant Account Managers ("TAMs"), supervised by three regional sales directors, who detail primarily to the approximately 250 transplant centers in the United States. A number of the TAMs have backgrounds in transplantation, either from detailing other transplant products or with clinical backgrounds as nurses or as transplant coordinators in transplant centers. There are also two national account directors who call on group purchasing organizations and managed care groups. The Company also uses a variety of marketing techniques to promote its products, including sampling, journal advertising, promotional material, specialty publications, rebate coupons, product guarantees, educational conferences and exposure of its products on the Internet. In Europe, the products are marketed through IMTIX-SangStat's existing sales force and marketing team, which includes approximately 30 people who have been selling THYMOGLOBULIN and LYMPHOGLOBULIN, among other products, for the past ten years. There are also approximately 250 transplant centers in Europe.

For certain territories, however, the Company may also enter into co-promotion arrangements or other licensing arrangements with pharmaceutical, diagnostic or biotechnology companies. In 1997, SangStat entered into an exclusive agreement with Amgen for the registration, marketing and distribution of SANGCYA and SANG-2000 in certain Asian Pacific Rim territories. SangStat retains the exclusive commercial rights to SANGCYA and SANG-2000 for all other territories including North America and Europe.

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

Warehousing and Distribution

The Company utilizes an independent warehousing corporation to store and distribute SANGCYA and THYMOGLOBULIN from one central warehousing location in Kentucky. Upon the receipt of a purchase order through electronic data input, phone, mail or facsimile, the order is placed to the warehouse for shipment, usually within 24 hours, to the customer placing the order. The warehousing corporation is also responsible for invoicing and collections.

Strategic Relationships/Licensing Arrangements

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

Pasteur Merieux Connaught

On September 30, 1998, the Company completed the acquisition of PMC's organ transplant business known as IMTIX. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The Company will pay PMC royalties on IMTIX-SangStat product sales that are variable and contingent upon the sales of such IMTIX-SangStat products. Currently the Company contracts with PMC for certain steps in the manufacturing process of THYMOGLOBULIN and LYMPHOGLOBULINE. Additionally, the Company leases from PMC the manufacturing facilities for these two products. These agreements with PMC expire on dates ranging from 2008 to 2013. See "Risk Factors - Risks Associated With the Manufacture of SANGCYA, SANG-2000 and THYMOGLOBULIN."

Amgen, Inc.

In December 1997, the Company signed an exclusive agreement with Amgen, Inc. ("Amgen") for the registration, marketing and distribution of SANGCYA and SANG-2000 in select territories in the Asia/Pacific rim. SangStat has retained the exclusive commercial rights to SANGCYA and SANG-2000 in all other territories including North America and Western Europe. Under the terms of the agreement, Amgen will have exclusive rights to market SANGCYA and SANG-2000, under SangStat's branded trademark, in Australia, New Zealand, China and Taiwan. The licensing agreement includes an initial payment to SangStat, other milestone payments based on key regulatory submissions and approvals, and royalties. Amgen made four payments to SangStat in 1998 based upon milestones set forth in the Agreement.

Stanford University

SangStat has a worldwide, exclusive license from Stanford University to make, sell or otherwise distribute products covered by patents and patent applications on certain HLA peptides, including some of the ALLOTRAP peptides. Stanford University has no obligation to conduct any further research with respect to such ALLOTRAP peptides. The exclusivity of SangStat's rights under the license agreement with Stanford University expire in October 2007. Additionally, under the terms of this agreement, SangStat must pay to Stanford University annual license fees and a royalty on products covered by the license agreement.

Competition

The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, and biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effective marketing, distribution and price. The Company believes it competes favorably with respect to all of these factors. With respect to SANGCYA, SANG-2000, THYMOGLOBULIN, and AZATHIOPRINE, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for equivalent products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than SangStat. There can be no assurance that the Company will be able to compete successfully against Novartis. The generic drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. The Company believes that other companies are developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, compete with SANGCYA and
SANG-2000.   Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM,
marketed by Pharmacia & Upjohn Inc., Simulect, marketed by Novartis, and Zenapax, marketed by F. Hoffmann La-Roche Ltd., are competitive with THYMOGLOBULIN. Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by F. Hoffmann La-Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. are or would be competitive with SANGCYA, SANG-2000 and AZATHIOPRINE. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post-transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to: American Home Products Corp. (rapamycin), Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to Abbott (cyclosporine), MedImmune Inc., BioTransplant, Inc., and Ivax Corp. In addition, THE TRANSPLANT PHARMACY also competes with other drug distribution companies, such as Chronimed Inc., MedCo, and Stadtlander Drug Company. To the extent these companies' therapeutics, monitoring products and services address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

Patents and Proprietary Technology

The Company's policy is to seek patent protection and to enforce its intellectual property rights. The Company has three issued patents in the United States which cover its cyclosporine formulation technology, for developing multiple formulations and dosage forms of cyclosporine. The Company has ten issued patents which cover several different test formats for sHLA-based and allied assays, including PRA-STAT. The Company's patents expire on various dates beginning in the year 2008 and ending in the year 2017. SangStat has patent applications pending in the United States in the pretransplant and post-transplant monitoring, cyclosporine, and xenotransplantation areas. The Company has also filed patent applications with respect to several product candidates in many other countries, including Japan, Canada and the countries regulated by the European Patent Office.

There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize SANGCYA and SANG-2000 without infringing patent or other proprietary rights of Novartis or other third parties. The Company has recently been sued by Novartis for patent infringement. See "Risk Factors-Litigation with Novartis."

Some of the Company's family of ALLOTRAP peptides are being developed under an exclusive, worldwide, license from Stanford University.
Although Stanford has filed patent applications with respect to such technology, no assurance can be given that the patent application or any of its claims will be allowed, valid, or enforceable or that the Company's products will not infringe on other patents.

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

Manufacturing

In 1998, the Company leased a manufacturing facility in Lyon, France as part of the IMTIX transaction for the manufacture of THYMOGLOBULIN. The Company's wholly-owned subsidiary, IMTIX-SangStat, manufactures THYMOGLOBULIN. There can be no assurance that IMTIX-SangStat will continue to meet FDA, or other regulatory agency's, standards governing Good Manufacturing Practices ("GMP"). The Company currently relies on PMC to perform certain services for the Company in the manufacturing process. See "Risk Factors-Risks Associated with the Manufacture of SANGCYA, SANG-2000 and THYMOGLOBULIN."

The Company lacks facilities to manufacture any of its other drugs or drug candidates in accordance with current GMP prescribed by the FDA. The Company generally relies on third parties to manufacture compounds other than THYMOGLOBULIN for commercial sales and clinical trials, including SANGCYA, CYCLOTECH, SANG-2000, ALLOTRAP 1258, AZATHIOPRINE and CELSIOR and has contracted for commercial production of these compounds. The Company depends on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any such failure may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. If these manufacturers were affected for any reason, the Company's ability to ship its products could be impaired, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

For certain of its products and potential products, the Company will need to develop further its production technologies for use on a larger scale in order to conduct human clinical trials and produce such potential products for commercial sale at an acceptable cost. The Company intends to rely on its third-party manufacturers to meet FDA required GMP. However, the Company is ultimately responsible for any failure of such manufacturers to meet such requirements.

The Company has contracted for commercial scale production of cyclosporine bulk material for SANGCYA and SANG-2000 with Gensia Sicor as well as with a second FDA approved manufacturer. In addition, the Company has contracted for the production of its finished formulated SANGCYA and SANG-2000 with Eli Lilly and Company. The Company has also contracted for manufacture of azathioprine bulk material with an FDA approved manufacturer and with a separate FDA approved manufacturer for production of its finished formulated AZATHIOPRINE product candidate. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay clinical trial development or the submission of the product for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risks Associated with the Manufacture of SANGCYA, SANG-2000 and THYMOGLOBULIN."

Cyclosporine is particularly difficult to manufacture since it must be extracted from whole cells and carefully purified. There can be no assurance that SANGCYA and SANG-2000 can be manufactured in commercial quantities at an economical cost. There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize SANGCYA or SANG-2000 without infringing patent or other proprietary rights of Novartis or other third parties, due in part to the large number and scope of these patents and the difficulty of solubilizing cyclosporine into a formulated drug product. Although Novartis' composition of matter patent for cyclosporine expired in September 1995 in the United States, Novartis' patents relating to formulations are expected to continue to present significant barriers to entry to potential competitors. See "Risk Factors-Litigation with Novartis."

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

With respect to its monitoring products including PRA-STAT, the Company has contracted for third party manufacturing and which the Company believes operates in compliance with GMP. However, there can be no assurance that this third party would pass a regulatory inspection from the FDA or other agencies. The raw materials required for the majority of the Company's products and product candidates are currently available from several suppliers in quantities sufficient to conduct the Company's research, development and clinical development activities. However, there can be no assurance that the raw materials necessary for the manufacture of the Company's products and product candidates will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval, product launch and the initiation of new development programs, which could materially impair the Company's business, financial condition, cash flows and results of operations. See "Risk Factors-Limited Manufacturing Capability."

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

FDA Regulation-Approval of Therapeutic Products

The Company's therapeutic products are regulated as drugs and, in the case of THYMOGLOBULIN, as biological products. The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical and clinical studies, (b) the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission to the FDA of New Drug Application ("NDA"), or Biological License Application ("BLA"), if applicable, and (e) FDA approval of the application, including approval of all product labeling.

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

The FDA has implemented an accelerated review process for drugs that treat serious or life threatening diseases and conditions. Such approval is subject to the additional requirement that, following product launch, a Company continues to study the drug to verify and describe its clinical benefit. Under these FDA Accelerated Approval Procedures, the FDA may withdraw approval if the Company fails to show due diligence in conducting post-marketing clinical trials or if these clinical trials fail to demonstrate clinical benefit to the FDA's satisfaction. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of the accelerated review process on the timing or likelihood of FDA review of any of its product candidates.

For certain drugs that are generic versions of previously approved products, there is an abbreviated FDA approval process. A sponsor may submit an Abbreviated Application for: (1) a drug product that is the "same" as the drug product listed in the approved drug product list published by the FDA (the "listed drug") with respect to active ingredient(s), route of administration, dosage form, strength and conditions of use recommended in the labeling; (2) a drug product that differs with regard to certain changes from a listed drug if the FDA has approved a petition from a prospective applicant permitting the submission of an Abbreviated Application for the changed product; and
(3) a drug that is a duplicate of, or meets the monograph for, an approved antibiotic drug. While the Company believes that SANG-2000 and AZATHIOPRINE will qualify for this abbreviated format, there can be no assurance that the FDA will not require additional information or that these products will be approved for marketing.

An Abbreviated Application need not contain the clinical and preclinical data supporting the safety and effectiveness of the product. The applicant must instead demonstrate that the product is bioequivalent to the listed drug. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the listed drug, the agency may assign a code to the product in an FDA publication that will represent a determination by the agency that the product is therapeutically equivalent to the listed drug. This designation will be considered by third parties in determining whether the generic drug will be utilized as an alternative to the listed drug. There can be no assurance that the Company will receive an "AB" rating on SANG-2000 or AZATHIOPRINE, which would permit automatic substitution of SANG-2000 for Neoral Capsules and AZATHIOPRINE for Imuran.

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

European Regulations

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

European Regulations-Approval of Therapeutic Products

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

As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure under the so-called "decentralized procedure". The decentralized procedure became mandatory as of January 1, 1998. The decentralized procedure creates a new system for mutual recognition of national approval decisions, makes changes in existing procedures for national approvals and establishes procedures for co-ordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all Member States from which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

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

In some Member States, before a product is marketed, it is also necessary to obtain approval for the price to be charged for the product. However, this is not the position in the United Kingdom, for example, where the initial price is set by the Company (subject to the constraints of the Pharmaceutical Price Regulation System, which controls the profitability of a Company's business with the National Health Service). The European Commission is presently reviewing various matters relating to the pricing of medicinal products within the EU. Currently EU regulation does not harmonize the pricing measures Member States may enact, but only seeks to guarantee the transparency of these measures. The Company believes it is unlikely the EU will regulate in the area of health care financing. The Company believes that determination of prices and reimbursement of health care products is therefore likely to remain a prerogative to the Member States for the foreseeable future. There can be no assurance that Member States will not adopt new cost containment policies that will limit marketing opportunities in the EU.

The passage of a product through the approval system is likely to take a considerable period of time. However, it is hoped that the new authorization system will limit the length of time the review process will take. Generally under the scheme the review process is intended to take a maximum of 210 days after the receipt of a valid application.

It should also be noted that each national regulatory authority has the power to suspend or revoke a marketing authorization any time if it is no longer satisfied as to the product's safety, quality and efficacy. Increasing harmonization of decision-making by national authorities through the CPMP and/or a new European agency, and the existence of a mechanism by which any EU distribution could compel a Member State to act in accordance with a CPMP opinion, should result in more efficiency and future market authorization process.

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

European Regulations-Monitoring Products

The Commission of the European Communities proposed a draft of new directives to govern approvals of in vitro diagnostic medical devices in late 1995, amending the existing Directive. Future approvals of the Company's monitoring products may therefore be dependent on meeting the conditions of the proposed Directive. When the Company's monitoring products meet the essential requirements of the Directive, such monitoring products will have CE markings of conformity.

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

Third Party Reimbursement

The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company's products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors increasingly are seeking to negotiate the pricing of medical services and products. In some cases, third-party payors will pay or reimburse a user or supplier of a prescription drug product only a portion of the purchase price of the product. In the case of the Company's prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. If adequate reimbursement levels are not provided by government entities or other third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

A number of legislative and regulatory proposals aimed at changing the United States' health care system have been proposed in recent years. While the Company cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Insurance

The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. The Company currently has product liability insurance in the amount of $10.0 million per claim and $10.0 million in the aggregate on a claims-made basis. Many of the Company's customers require the Company to maintain product liability insurance coverage as a condition to their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims, or that the loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

Scientific, Medical, Pharmacy, Regulatory and Business and Medical Ethics Advisory Boards

The Company's Scientific, Medical, Pharmacy, Regulatory, Business and Medical Ethics Advisory Boards consist of individuals with recognized expertise in immunology, transplantation or regulatory affairs. The Scientific, Medical, Pharmacy, Regulatory, and Business and Medical Ethics Advisory Boards' members advise the Company about present and long-term scientific planning, research and development. Members meet individually or as a group with the management of the Company from time to time. Each member of the Scientific, Medical, Pharmacy and Regulatory Advisory Boards has entered into a consulting agreement with the Company.

The following persons are members of one or more of the Company's
Scientific, Medical, Pharmacy. Regulatory, Business and Medical Ethics Advisory Boards:

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

Gilbert J. Burckart, Pharm. D., is a member of the Pharmacy faculty at the University of Pittsburgh and established the Clinical Pharmacokinetics Laboratory with Dr. Raman Venkataramanan. In conjunction with Dr. Thomas Starzl and other members of the Pittsburgh Transplantation Institute, Dr. Burckart has studied drug disposition in organ transplant patients since that time, and he is the Principal Investigator of an NIH grant in this area that is now entering its ninth year. Dr. Burckart also has a joint appointment as a Professor of Pediatrics in the School of Medicine.

Dean S. Collier, Pharm.D., is Assistant Professor, Department of Pharmacy Practice, University of Nebraska Medical Center. He conducts research with various immunotherapeutics and has published several articles on this subject. He received his Pharm.D. from the University of Iowa and completed an Immunotherapy Fellowship at the University of Nebraska.

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

Robert E. Dupuis, Pharm.D., BCPS, is a Clinical Associate Professor at the School of Pharmacy, and Assistant Director of Toxicology in the Department of Laboratory Medicine, University of North Carolina at Chapel Hill. He is a board-certified Pharmacology Specialist and received his Pharm.D. from State University of New York at Buffalo.

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

Amy M. Haddad, Ph.D., is a Professor at the Center for Health Policy & Ethics and School of Pharmacy & Allied Health Professions, Creighton University, Omaha Nebraska.

Dennis F. Heinrichs, B.S.N., M.B.A., is the President/Chief Operating Officer, LifeLink Foundation, Inc.

Curtis D. Holt, Pharm.D., is the Transplant Pharmacist Specialist, UCLA-Cedars Medical Centers and Assistant Clinical Professor or Surgery, UCLA School of Medicine, Division of Liver and Pancreas Transplantation. He is also the Director of Clinical Research, Dumont-UCLA Liver
Transplant Program.

Cheryl Jacobs, LICSW, is the clinical transplant social worker at the University of Minnesota (Fairview University Medical Center) since 1991. Her primary focus is on kidney transplant recipients and living organ donors.

N. David Kennedy, Pharm.D., MPA, FASCP, is Manager of Medical
Affairs, Plasma Operations for the American Red Cross.   He is
recognized as an expert on plasma derivatives and many topics associated with blood products, including being a nationally known speaker on Creutzfeldt-Jakob Disease.

Sherry LaForest, Pharm.D., is a clinical pharmacist at Methodist Hospital in Indianapolis. She was previously Assistant Professor of Pharmacy Practice at Temple University, as well as Clinical Pharmacy Specialist for the Heart Failure and Transplant teams at Temple University Hospital. She is active in the American College of Clinical Pharmacy and a member of the International Society of Heart and Lung Transplantation.

Kathleen D. Lake, Pharm.D., BCPS, is the Director of Clinical
Research and Transplant Therapeutics, Divisions of Nephrology & Surgery and Senior Associate Research Scientist at the University of Michigan Medical School in Ann Arbor. She received her B.S. and Pharm.D. degrees from the University of Minnesota and is a Board Certified Pharmacotherapy Specialist. Dr. Lake has been involved in the area of transplantation since 1985 and specializes in the pharmacotherapy of transplant patients. Dr. Lake has been a member of the Board of Regents of the American College of Pharmacy for the past eight years, is Editor of the Transplant Pharmacy Newsletter, is a member of the Working Group of Transplant Cardiologists, and has recently been appointed to the Scientific Studies Committee of the American Society of Transplant Physicians.

Richard M. Lewis, M.D., is currently Professor of Urology and director of Renal Transplantation at Loyola University Medical Center. He is a member of American Society of Transplant Physicians, the American Urological Association (AUA), the Society for Renovascular Surgery and Renal Transplantation (AUA).

Suzanne Valerie McDiarmid, M.B., Ch. B., is an Associate Professor of Pediatrics and Surgery, University of California Los Angeles and Director, Pediatric Liver Transplant Program, UCLA-Cedars-Sinai Medical Center. She is a member of several professional organizations including the American Society of Transplant Physicians, the International Liver Transplant Society and the American Association for the Study of Liver Disease as well as being named a Fellow of the American Academy of Pediatrics.

Marsha Morien, serves as Director, Transplantation Services, Nebraska Health System. She is a member of the Board of Directors for Hickman-Kenyon Systems, Inc., a software firm that develops and markets databases for transplantation and other protocol driven clinical care.

Barbara Oliver, is a transplant recipient (renal) and a member of Board of Directors, Transplant Recipients International Organization, Inc. (TRIO), chairing their Commications Committee and is the president of the Kentuckiana/Louisville Chapter.

Douglas James Norman, M.D., is a Professor of Medicine and the
Director if The Medical Transplantation Program, Oregon Health Sciences University. He is a member of the American Society of Transplant
Physicians, the Pacific Northwest Transplant Society, the National Kidney Foundation, and the Western Association of Physicians.

Shi-Hui Pan, Pharm.D., a Transplant Pharmacy Specialist at the Comprehensive Liver Disease and Treatment Center, St. Vincent Medical Center, Los Angeles, California. Prior to this, she was a Transplant Pharmacy Specialist for kidney, heart, lung and liver transplant programs at Cedars-Sinai Medical Center, Los Angeles, California, for six years. She received her transplant fellowship training, Pharm.D. and M.S. from the University of Minnesota, College of Pharmacy.

Roger Ratouis, Ph.D., is a consultant for regulatory affairs. From 1959 to 1990, Dr. Ratouis was employed by Roussel Uclaf where he held various positions, first in research, then in pharmaceutical development, before heading the Regulatory Affairs and Planning
Department in the Health Care Division.

William G. Reiss, Pharm.D., BCPS, is an Assistant Professor of
Pharmacy, University of Maryland at Baltimore. He is primarily involved in the clinical management of solid organ transplant and conducts research in the area clinical pharmacokinetics. He is a board-certified Pharmacology Specialist and received his Pharm.D. from State University of New York at Buffalo.


Employees

As of December 31, 1998, the Company employed 241 people worldwide. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

The Company headquarters are located in Menlo Park, California. Floor space in Menlo Park is approximately 27,600 square feet, including offices, laboratory space, manufacturing space, storage area and specialized areas for pilot production and preclinical testing. The Menlo Park facilities serve as the principal sites for preclinical research, clinical trial management, process development, monitoring product manufacturing, quality assurance and quality control, and regulatory affairs. The leases for these building spaces expire in June 1999 and may be renewed for subsequent years. The Company currently has no plans to renew such leases. In addition, the Company leases approximately 4,500 square feet in Menlo Park for its central mail order pharmacy.

The Company has entered into a sublease commencing June 1999 for approximately 44,000 square feet in Fremont, California, including offices, laboratory space, storage area and specialized areas for pilot production and preclinical testing. The Company intends to relocate its headquarters from Menlo Park, California to Fremont, California in approximately June 1999. The lease for the Fremont building space will expire in 2005 and may be renewed for subsequent years.

The Company also leases approximately 23,000 square feet from PMC in Lyon, France for marketing, sales, adminstration and manufacturing of THYMOGLOBULIN. These leases expire in 2013.

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


ITEM 3. LEGAL PROCEEDINGS


Novartis vs. SangStat
On February 11, 1999, Novartis Pharmaceuticals Corporation filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. The Novartis patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the Novartis patent;
(iii) treble damages; and (iv) reasonably attorneys' fees , costs and expenses. SangStat's answer is due April 5, 1999 and discovery will not begin until after the answer is filed. SangStat believes that the lawsuit is without merit and that it does not infringe the Novartis patent. SangStat intends to defend itself vigorously against this claim.

Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suit, SangStat could be enjoined from selling SANGCYA for a significant period of time or ultimately be prevented from selling SANGCYA. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SANGCYA entirely, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SANG-2000 is not covered by this lawsuit and the Company does not believe that this lawsuit will have an impact on the regulatory approval of Sang-2000. See "Risk Factors-Litigation with Novartis."

Novartis vs. FDA
Novartis Pharmaceuticals Corporation sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SANGCYA in October 1998. The lawsuit against the FDA appears to be based on arguments similar to those used in the failed citizen' petition in which Novartis alleged that because Neoral and SANGCYA, both oral solutions, are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SANGCYA. Loss of the "AB" rating would prevent SANGCYA from being automatically substitutable for Neoral oral solution, which would impede the marketing of SANGCYA. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. In order to defend its interests vigorously, SangStat filed a Motion for Leave to Intervene in this lawsuit on February 23, 1999. The Court has not yet ruled on this motion. See "Risk Factors-Litigation with Novartis."



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading publicly on the Nasdaq National Market on December 14, 1993 and is traded under the symbol SANG. The following table sets forth for the periods indicated the high and low daily closing prices for the Common Stock:

                                              HIGH      LOW
                                            --------  --------

  FISCAL YEAR ENDED DECEMBER 31, 1997
    First Quarter........................... 30.250    26.500
    Second Quarter.......................... 27.375    13.750
    Third Quarter........................... 30.625    21.500
    Fourth Quarter.......................... 40.500    28.000

  FISCAL YEAR ENDED DECEMBER 31, 1998
    First Quarter........................... 38.719    23.562
    Second Quarter.......................... 34.812    24.312
    Third Quarter........................... 31.969    16.566
    Fourth Quarter.......................... 30.532    16.500


     On March 18, 1999 the closing sale price of the Common Stock as reported on the Nasdaq National Market was $18.25 per share. As of March 18, 1999 there were approximately 130 holders of record of the Common Stock.


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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1998, and with respect to the balance sheets as of December 31, 1998 and 1997, are derived from the Consolidated Financial Statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                            YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           ---------  ---------  ---------  ---------  ---------
                                                     (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
     Revenues:
          Net product sales................ $18,586     $3,777     $2,399     $2,698       $674
          Collaborative agreement..........   1,092        750         --      1,125      3,000
                                           ---------  ---------  ---------  ---------  ---------
               Total revenues..............  19,678      4,527      2,399      3,823      3,674
                                           ---------  ---------  ---------  ---------  ---------
     Operating expenses:
          Cost of sales and manufacturing..  12,532      3,736      2,846      2,753      1,503
          Research and development.........  17,688     16,210      8,330      6,647      4,845
          Selling, general and
            administrative.................  27,149     11,067      6,120      3,773      3,157
          Acquired in-process research
            and development................   3,218         --         --         --         --
          Amortization of intangible assets     351         --         --         --         --
                                           ---------  ---------  ---------  ---------  ---------
               Total operating expenses....  60,938     31,013     17,296     13,173      9,505
                                           ---------  ---------  ---------  ---------  ---------
     Loss from operations.................. (41,260)   (26,486)   (14,897)    (9,350)    (5,831)
     Other income (expense) - net..........   3,053      5,506      2,123        672        284
                                           ---------  ---------  ---------  ---------  ---------
               Net loss before income taxes($38,207)  ($20,980)  ($12,774)   ($8,678)   ($5,547)
     Income taxes..........................     257         --         --         --         --
                                           ---------  ---------  ---------  ---------  ---------
               Net loss....................($38,464)  ($20,980)  ($12,774)   ($8,678)   ($5,547)

     Net loss per common share(1)..........  ($2.39)    ($1.36)    ($1.03)    ($0.92)    ($0.79)
                                           =========  =========  =========  =========  =========
     Shares used in per share
       computations(1).....................  16,080     15,376     12,405      9,385      7,049

                                                            YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           ---------  ---------  ---------  ---------  ---------
                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short-term
       investments......................... $29,660    $92,036    $41,321     $9,222    $12,378
     Working capital....................... $46,828     93,812     40,724      8,451     11,367
     Total assets.......................... 107,327    104,354     44,750     11,560     14,450
     Long-term obligations, excluding
       current portion.....................  16,402      1,557      1,100      1,091      1,153
     Accumulated deficit...................(100,270)   (61,806)   (40,826)   (28,052)   (19,374)
     Total stockholders' equity............  59,587     97,470     40,955      8,281     11,328


-------------------------------
(1)     For a description of the computation of net loss per share see
Note 1 of Notes to Consolidated Financial Statements.


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

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation.
The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During 1998, the Company launched one of its lead products, prepared for the launch of its second lead product, conducted additional clinical studies, built a sales and marketing sales team and developed THE TRANSPLANT PHARMACY(TM).

The Company's accumulated deficit from inception through December 31, 1998 was $100,270,000. The Company's operating loss has increased each year since inception and losses are expected to continue in the near future as a result of a number of factors including the uncertainty in the timing and the amount of revenue to be earned upon product sales, expenses required for product development, clinical trials and marketing and sales activities. In addition, the Company's business is subject to significant risks, including but not limited to, the success of its research and development efforts, litigation by third parties regarding intellectual property, in particular, litigation with Novartis regarding SANGCYA, obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory approval process, reliance on third parties to manufacture products or product candidates, competition from other products and uncertainties associated with health care reform measures. Even if the Company's products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the product candidates will be found to be ineffective or unsafe, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or be unacceptable to providers, payors or patients. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition, cash flows and results of operations.

Results of Operations

Acquisition. On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's (PMC) organ transplant business known as IMTIX. The acquisition was accounted for using the purchase method of accounting. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate purchase price of approximately $31 million consisted of $10 million paid upon closing and a non-interest bearing note of $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable is discounted at a rate of 9.25% and is included in Notes payable. In addition, the Company will pay PMC certain royalties on IMTIX-SangStat product sales. The aggregate purchase price and approximately $2.5 million of acquisition costs were allocated to the net tangible assets acquired based on their fair value on the date of acquisition, identifiable intangible assets and purchased in-process research and development. The purchased in-process research and development of approximately $3.2 million was charged to the Company's operations in the third quarter of 1998 and represents the value of products that had not yet reached technological feasibility and no alternative future use. The estimated value for the in-process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from the in-process products. The projections were based on historical trends and future expectations of the acquired company's revenue and expenses to be generated from the in-process products. The discount rate used reflected the risk associated with development of the in-process products. The Company currently intends to continue the development of the acquired in-process products and has not yet determined if it will be successful in its efforts to complete as the safety and efficacy of these products has not yet been determined. The determination of the products' safety and efficacy is expected to be completed in 1999 with estimated costs to complete the clinical studies less than $500,000. Depending on the outcome of the ongoing clinical studies, further studies may be required to fully assess the feasibility of the acquired in-process products. Approximately $14.2 million of the purchase price was allocated to various specified intangible assets and is being amortized over their estimated useful lives ranging from five to fourteen years. Amortization for the year -ended December 31, 1998 was $351,000.

Total revenues. Net product sales for the year ended December 31, 1998 were $18,586,000, representing an increase of $14,809,000 or 392%
from 1997. The increase was due primarily to an increase in sales of THE TRANSPLANT PHARMACY and sales of therapeutic products in Europe as a result of the acquisition of IMTIX. Net product sales for the year ended December 31, 1997 were $3,777,000, an increase of $1,378,000 or 57% from 1996. The increase primarily reflected a 36% increase in sales of Monitoring Products and an 894% increase in sales of THE TRANSPLANT PHARMACY.

Revenue from collaborative agreements was $1,093,000 in 1998, an increase of $343,000 or 46% from 1997. The Company received milestone payments of $1,000,000 in 1998 from Amgen under the collaborative distribution agreement for SANGCYA and SANG-2000 in certain territories outside the United States; in 1997, the Company received an initial payment of $750,000 from Amgen under that same collaborative distribution agreement

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $12,532,000 for the year ended December 31, 1998, an increase of $8,796,000 or 235% from 1997. The increase was substantially due to additional costs associated with increased sales of Therapeutic Products and THE TRANSPLANT PHARMACY. For the year ended December 31, 1997, cost of sales and manufacturing expenses were $3,736,000, an increase of $890,000 or 31% over the prior year. The increase reflected declines of 4% and 1% in costs of sales for Monitoring Products and THYMOGLOBULIN, respectively, offset by the increased sales volume of THE TRANSPLANT PHARMACY.

Research and development. Research and development expenses were $17,688,000 for the year ended December 31, 1998, representing an increase of $1,478,000 or 9% over 1997. The increase is primarily due to spending for THYMOGLOBULIN, AZATHIOPRINE and XENOJECT(TM) and the addition of IMTIX research & development spending in the fourth quarter
of 1998.   For the year ended December 31, 1997, research and
development expenses were $16,210,000 reflecting an increase of $7,880,000 or 95% from the prior year. The increase primarily reflected continued expansion of clinical and regulatory activities for SANGCYA , SANG-2000 and THYMOGLOBULIN.

SangCya(TM), oral solution, the Company's first cyclosporine product candidate, was approved by the U.S. Food and Drug Administration (FDA) on October 31, 1998, as a bioequivalent formulation to Neoral(R) for the prevention of rejection in organ transplant recipients. SangCya was launched in the U.S. in the fourth quarter of 1998 and has also been filed in Europe under the mutual recognition process.

Selling, general and administrative. Selling, general and administrative expenses were $27,149,000 for the year ended December 31, 1998, reflecting an increase of $16,081,000 or 145% over 1997. The increase is principally due to the Company's expansion of its commercial infrastructure and launch and pre-launch activities to help support the U.S. launches of the Company's first two therapeutic products, SANGCYA and THYMOGLOBULIN, the growth of The Transplant Pharmacy and the addition of IMTIX expenses in the fourth quarter of 1998. For the year ended December 31, 1997, selling, general and administrative expenses were $11,068,000, an increase of $4,948,000 or 81% over the prior year. The increase reflected the Company's expansion of its marketing and sales staff for its therapeutic products, SANGCYA and THYMOGLOBULIN and continued growth of THE TRANSPLANT PHARMACY.

Interest income - net. Interest income was $3,611,000 for the year ended December 31, 1998, which represented a decrease of $2,106,000 from the prior year. The decrease reflects the decrease in the average cash balance available for investment as a result of the Company's use of cash for operating activities. For the year ended December 31, 1997, interest income was $5,717,000, an increase of $3,456,000 over 1996, which was primarily due to the increase in average cash balances available for investment as a result of the sale of equity securities during 1996 and 1997.

Interest expense for the year ended December 31, 1998 was $558,000, an increase of $348,000 over the same period in 1997. Interest expense for the year ended December 31, 1997 was $210,000, an increase of $72,000 over the same period in 1996.

Income taxes. For the year ended December 31, 1998, the Company recorded a provision of $257,000 for European income taxes based upon income earned from IMTIX in the fourth quarter. A tax provision was not recorded in 1997 or 1996.

Net loss. Net loss for the year ended December 31, 1998 was $38,464,000 compared to a loss of $20,980,000 in 1997 and a loss of $12,774,000 in 1996. These increases primarily reflect increases in research and development, including clinical trials and regulatory affairs, and selling, general and administrative expenses.

Liquidity and Capital Resources

From inception through December 31, 1998, the Company has financed its operations substantially from proceeds of approximately $137,977,000 from public offerings of its Common Stock and $21,236,000 from private placements of equity securities.

During the years ended December 31, 1998, 1997 and 1996, the
Company's net cash used in operating activities was approximately $40,952,000, $22,352,000 and $12,526,000 respectively. The increase in net cash used in operating activities in each year above is substantially due to the increased amount of net loss incurred in each year. As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $29,660,000 and total assets of $107,327,000.

Net cash used in investing activities totaled $23,416,000 and $17,048,000 during the years ended December 31, 1997 and 1996, respectively, and resulted substantially from the Company's net purchases of short-term investments. For the year ended December 31, 1998, net cash provided by investing activities was $6,489,000, which was primarily the result of the maturity of short-term investments, offset by cash used for the purchase of IMTIX.

Net cash provided by financing activities totaled $29,000, $76,615,000 and $44,811,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Such amounts were substantially comprised of proceeds received from the sale of Common Stock during the respective periods offset in part by net repayments of notes payable and capital lease obligations.

Although the Company has no current contractual obligations relating to capital expenditures, it anticipates that capital expenditures, primarily for its United States operations, will aggregate approximately $2.6 million during 1999.

The Company utilizes various computer software packages in the conduct of its business activities. The Company has conducted a preliminary assessment of its internal information technology systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date, the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defect in a timely manner or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition. The Company has not yet fully assessed the extent of its exposure, or investigated the plans of its suppliers and vendors to address their exposures to these year 2000 problems, and thus the Company may be adversely impacted should these organizations not successfully address this issue.

At December 31, 1998, the Company had Federal, state and foreign net operating loss ("NOL") carryforwards of approximately $93,699,000, $24,821,000 and $1,502,000, respectively, available to reduce future taxable income. In addition, the Company had available research and experimentation credit carryforwards of approximately $1,490,000 and $803,000 for federal and state tax purposes. The Company's ability to realize the benefits of the NOL and credit carryforwards is dependent upon the generation of sufficient taxable income in the respective taxing jurisdiction prior to their expiration. There can be no assurance that the Company will be able to generate sufficient taxable income to avail itself of such benefits. Furthermore, utilization of the net operating loses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loses and credits before utilization.

The Company anticipates the need, within the next twelve months, to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that adequate funds will be raised on favorable terms, if at all, or that discussions with potential collaborative partners will result in any agreements. The Company's future capital requirements will depend on many factors, including its research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would not otherwise relinquish.

SangCya Approved in UK

On February 4, 1999, the Company announced that the United Kingdom granted, under their national regulatory procedure, marketing approval to SangCya(TM) Oral Solution (cyclosporine) for prevention of rejection in solid organ transplant recipients as well as other immunosuppressant indications. Based on this approval, SangStat intends to seek additional European Member State approvals through the Mutual Recognition
Procedure. This application was submitted to the UK Medicines Control Agency on February 12, 1998 with the aim of benefiting from the European Community Mutual Recognition Procedure for obtaining regulatory approval in multiple Member States. This procedure involves the filing of the submission in only one Member State (e.g. UK), which upon grant of marketing authorization, then serves as the Reference Member State for the other Concerned Member States. In accordance with the EC legislation, once this procedure is initiated, these Concerned Member States are required to mutually recognize the initial authorization and summary of Product Characteristics within 90 days. This is expected to result in SangCya approval in most European countries during the second half of 1999. The European market is roughly equivalent to the U.S. market in size and scope. There are approximately 20,000 new transplant recipients per year concentrated in just 250 transplant centers and over 100,000 transplant recipients in Europe who require daily lifelong immunosuppressive therapy from the time of transplant surgery. Estimated 1998 sales of cyclosporine exceeded $450 million in Europe and $70 million in the UK.

Recently Issued Accounting Pronouncements

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources.

In June 1997, the Financial Accounting Standards Board (FASB) issued
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The adoption of this statement in 1998 did not impact the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's year ending December 31, 2000. Management believes that this Statement will not have a significant impact on the Company.

Risk Factors

History of Operating Losses; Future Profitability Uncertain.
SangStat was incorporated in 1988 and has experienced significant operating losses since that date. As of December 31, 1998, the Company's accumulated deficit was $100,270,000. The Company's operating expenses have increased from approximately $17.3 million to $31.0 million to $60.9 million over the last three fiscal years. Total revenues increased from approximately $2.4 million to $4.5 million to $19.7 million while net losses from operations increased from approximately $14.9 million to $26.5 million to $41.3 million over the last three fiscal years. There can be no assurance that the Company will ever achieve significant revenues from product sales or profitable operations. To date, the Company's product revenues have been substantially dependent on sales of certain organ transplantation products, including a limited number of monitoring products, international sales of THYMOGLOBULIN and LYMPHOGLOBULINE, and limited initial sales in North America of THYMOGLOBULIN and SANGCYA.

Future Growth Dependent on Sales of Key Products. The Company expects to derive a majority of its future revenues from sales of SANGCYA, SANG-2000 and THYMOGLOBULIN. SANGCYA and THYMOGLOBLIN were launched in November 1998 and February 1999, respectively and the Company expects to file for regulatory approval for SANG-2000 in the first half. Accordingly, any factor adversely affecting the sale of these key products, individually or collectively, would have a material adverse effect on the Company's business, financial condition and results of operations. Sales of these key products could be adversely affected by competitive changes, regulatory matters, manufacturing or supply interruptions, number of contracts with managed care providers and group purchasing organization, factors affecting production, marketing or pricing actions, changes in the prescribing practices of transplant physicians, reimbursement practices of third party payors, product liability claims or other factors. In particular, with respect to SANGCYA and SANG-2000, sales may be affected by perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic, the availability and acceptance of the CYCLOTECH device to be used in connection with SANGCYA, and intense competitive pressure from Novartis as well as the Novartis litigation. See "-Uncertainty of Market Acceptance; "-Substantial
Competition;" and "-Litigation with Novartis."

Litigation with Novartis. On February 11, 1999, Novartis Pharmaceuticals Corporation filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. The Novartis patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis seeks the following relief: (i) a finding that SangStat willfully infringed the patent; (ii) to permanently enjoin SangStat from infringing the Novartis patent; (iii) treble damages; and
(iv) reasonably attorneys' fees , costs and expenses. SangStat's answer is due April 5, 1999 and discovery will not begin until after the answer is filed. SangStat believes that the lawsuit is without merit and that it does not infringe the Novartis patent. SangStat intends to defend itself vigorously against this claim.

Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suit, SangStat could be enjoined from selling SANGCYA for a significant period of time or ultimately be prevented from selling SANGCYA. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SANGCYA entirely, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SANG-2000 is not covered by this lawsuit and the Company does not believe that this lawsuit will have an impact on the regulatory approval of Sang-2000.

Novartis Pharmaceuticals Corporation sued the FDA on February 11,
1999 in the United States District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SANGCYA in October 1998. The lawsuit against the FDA appears to be based on arguments similar to those used in the failed citizen's petition in which Novartis alleged that because Neoral and SANGCYA, both oral solutions, are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SANGCYA. Loss of the "AB" rating would prevent SANGCYA from being automatically substitutable for Neoral oral solution, which would impede the marketing of SANGCYA. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. In order to defend its interests vigorously, SangStat filed a Motion for Leave to Intervene in this lawsuit on February 23, 1999. The Court has not yet ruled on this motion.

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

No Assurance of Successful Product Development. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture, introduce and market its products and product candidates. There can be no assurance that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products if developed and introduced will be successfully marketed.

The Company's product candidates will require extensive development, testing and investment, as well as regulatory approval prior to commercialization. Cost overruns due to unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy would prevent or substantially slow down the development effort and ultimately would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company's research and development efforts will be successful and that any given product will be approved by appropriate regulatory authorities or that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, will not infringe the proprietary rights of others or will achieve market acceptance.

THYMOGLOBULIN was approved for sale in the U.S. in December 1998. SANGCYA was approved for sale in the U.S. in October 1998 and in the U.K. in January 1999. The Company has also filed an NDS for marketing approval of THYMOGLOBULIN in Canada. The Company's other principal pharmaceutical product candidates, including the Company's capsule formulation of cyclosporine (SANG-2000), the Company's formulation of AZATHIOPRINE, ANTILFA, and ALLOTRAP 1258, have not been approved for commercial sale in any country. SangStat has developed a generic AZATHIOPRINE for use in transplantation as an adjunct therapy in chronic immunosuppression and has completed its pharmacokinetic and human bioequivalency trials. The Company intends to seek market approval by filing an ANDA with the FDA. In 1996, the Company voluntarily withdrew its 510(k) for a two-component CELSIOR product and has completed a multi-center clinical trial for a redesigned one-component, ready-to-use CELSIOR product candidate. The results of an initial Phase II safety study in Europe showed that ALLOTRAP 2702 was safe and well-tolerated in the study. Toxicology studies have been completed in a second generation peptide, ALLOTRAP 1258. Pre-clinical development has indicated that this second generation peptide may be more potent than ALLOTRAP 2702. As a result, the Company may decide to pursue the development of ALLOTRAP 1258 rather than ALLOTRAP 2702. The Company has designed the ALLOTRAP clinical trials to comply with regulatory standards in France as well as in the United States, so that it may use the data to support its NDA to the FDA. There can be no assurance that such data will be accepted by the FDA. The use of ALLOTRAP peptides to promote graft acceptance in humans is novel and unproven and there can be no assurance that such peptides will prove to be safe or effective in humans for any clinical indication, including for any transplant type or at any dosage. The Company has no clinical evidence in humans that ALLOTRAP peptides will be effective in promoting graft acceptance or safety in transplant patients and there can be no assurance that ALLOTRAP or any other product candidates based on ALLOTRAP peptides will receive marketing approval or become viable commercial products. Certain of the Company's monitoring product candidates are in development and have not been approved for commercial sale. There can be no assurance that these product candidates will be successfully developed, receive regulatory approval or be marketed on a profitable basis. See "Business-Products and Product Candidates."

Risks Associated With the Manufacture of SANGCYA, SANG-2000 and THYMOGLOBULIN. Cyclosporine is particularly difficult to manufacture and there can be no assurance that SANGCYA or SANG-2000 can be manufactured in commercial quantities at an economical cost. The Company has contracted for commercial scale production of cyclosporine bulk material (i.e. the active ingredient of cyclosporine) for SANGCYA and SANG-2000 from both Gensia Sicor and a second FDA approved supplier. Gensia Sicor received approval in July 1997 of an ANDA from the FDA for the manufacture of bulk cyclosporine drug substance. SangStat's second supplier of bulk cyclosporine drug substance has also been approved by the FDA. The Company has also separately subcontracted the manufacture of SANGCYA and SANG-2000 product with Eli Lilly. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

THYMOGLOBULIN is also difficult to manufacture and there can be no assurance that SangStat will be able to manufacture commercial quantities at an economical cost. The Company recently acquired the IMTIX division of PMC, including certain manufacturing capabilities with respect to THYMOGLOBULIN. From time to time, prior to the acquisition, certain batches of THYMOGLOBULIN did not meet manufacturing specifications, resulting in a shortage of THYMOGLOBULIN product for commercial sale. Since the acquisition, all batches of THYMOGLOBULIN have met manufacturing specifications. Even after the acquisition, the Company still relies on PMC for certain important manufacturing services, including, but not limited to, quality assurance and quality control, as well as lyophilization. There can be no assurance that PMC will continue to provide these critical manufacturing services to the Company in an effective manner or without interruption. There can be no assurance that the Company will not experience manufacturing difficulties with respect to THYMOGLOBULIN in the future.

Uncertainty of Market Acceptance. Whether or not regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. In particular, there can be no assurance that the Company's product candidates would obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payors to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company or third-party distributors or agents retained by the Company. There can be no assurance that patients, physicians, pharmacists, or third-party payors will accept the Company's products. In particular, with respect to SANGCYA and SANG-2000, if product approval is obtained, there can be no assurance that the Company will be successful in taking significant market share away from Novartis.

Volatility of Common Stock Price. The market prices for securities of pharmaceutical and biotechnology companies, including the Company, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of new therapeutic products by the Company or its competitors, announcements regarding collaborative agreements, governmental regulation, clinical trial results, developments in patent or other proprietary rights, litigation, public concern as to the safety of drugs developed by the Company or others, comments made by securities analysts and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the realization of any of the risks described on this 10-K could have a significant and adverse impact on the market price.

Ability to Manage Growth. The Company has recently experienced a period of expansion of its operations that has placed a strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize SANGCYA and SANG-2000 without infringing patent or other proprietary rights of Novartis or other third parties. The Company has recently been sued by Novartis for patent infringement. See "-Litigation with Novartis."

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

Substantial Competition. The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effectiveness marketing, distribution and price. With respect to THYMOGLOBULIN, SANGCYA, SANG-2000, and AZATHIOPRINE, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than the Company. There can be no assurance that the Company will be able to compete successfully against Novartis. To date, the Company has a limited number of contracts with managed care providers and group purchasing organizations. The Company's future sales will be dependent on the Company's ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. For example, the Company believes that the degree of market penetration of SANG-2000 is dependent in part on whether the Company is the first company to market a bioequivalent formulation of cyclosporine. The Company believes that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, compete with SANGCYA and
SANG-2000.   Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM,
marketed by Pharmacia & Upjohn Inc., Simulect, marketed by Novartis, and Zenapax, marketed by Roche Ltd., would be competitive with THYMOGLOBULIN. Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with SANGCYA, SANG-2000 and AZATHIOPRINE. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post-transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to: American Home Products Corp. (rapamycin), Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to Abbott (cyclosporine), MedImmune Inc., BioTransplant, Inc., and Ivax Corp. All of the aforementioned competitive and other drugs are commercially available for use as immunosuppressive drugs and are widely prescribed. To the extent these therapeutics, monitoring products or novel transplant procedures address the problems associated with transplantation on which the Company has focused, they may represent significant competition. See "Business-Competition."

Limited Manufacturing Capability. In 1998, the Company leased a manufacturing facility in Lyon, France as part of the IMTIX transaction for the manufacture of THYMOGLOBULIN. The Company's wholly-owned subsidiary, IMTIX-SangStat, manufactures THYMOGLOBULIN. There can be no assurance that IMTIX-SangStat will continue to meet FDA standards governing Good Manufacturing Practices ("GMP"). The Company currently relies on PMC to perform certain services for the Company in the manufacturing process. See "--Risks Related to the Manufacture of SANGCYA, SANG-2000, and THYMOGLOBULIN."

The Company lacks facilities to manufacture any of its other drugs or drug candidates in accordance with current GMP prescribed by the FDA. The Company generally relies on third parties to manufacture compounds other than THYMOGLOBULIN and devices for commercial sales and clinical trials, including SANGCYA, PRA-STAT, CYCLOTECH, SANG-2000, ALLOTRAP 1258, AZATHIOPRINE and CELSIOR and has contracted for commercial production of these compounds and devices. There can be no assurance that manufacturers will meet FDA standards governing GMP or other regulatory guidelines, that any BLA's required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a preapproval inspection. The Company is currently purchasing ALLOTRAP 1258 for clinical trials from UCB Bioproducts S.A. ("UCB") located in Belgium, and intends to contract with UCB for commercial production. The Company has contracted for commercial scale production of cyclosporine bulk material for SANGCYA and SANG-2000 with Gensia Sicor as well as with a second FDA approved manufacturer. In addition, the Company has contracted for the production of its finished formulated SANGCYA and SANG-2000 with Eli Lilly and Company. The Company has also contracted for manufacture of azathioprine bulk material with an FDA approved manufacturer and with a separate FDA approved manufacturer for production of its finished formulated AZATHIOPRINE product candidate. There can be no assurance that the Company will be able to enter into secondary commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. The Company will depend on all such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to replace its manufacturing capacity quickly or efficiently in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. For certain of its potential products, the Company will need to develop its production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

The Transplant Pharmacy. Establishing THE TRANSPLANT PHARMACY as a viable distribution system entails a number of risks including the Company's ability to enter into agreements with transplant centers to utilize THE TRANSPLANT PHARMACY's services, compliance with state regulations regarding pharmacy licensing and compliance with federal and state laws regulating payments for referrals for health care services. On November 11, 1998, the Office of the Inspector General (OIG) of the Department of Health & Human Services issued an Advisory Opinion which stated that the placement by a pharmacy of a licensed pharmacist at a hospital transplant center might constitute prohibited remuneration under the anti-kickback statute section 1128B9B) of the Social Security Act. The Company did not request the Advisory Opinion and the Advisory Opinion only applies to the requesting party. The Company believes that the operation of The Transplant Pharmacy differs from the fact pattern set out in the Advisory Opinion and does not constitute prohibited remuneration. There can be no assurance that the OIG will agree with this analysis, in which case The Transplant Pharmacy's program may be modified so that it would no longer include an on-site pharmacist at transplant centers. There can be no assurance that the Company will be successful in establishing THE TRANSPLANT PHARMACY as a viable distribution method for the Company's products and services. See "Business-Products, Product Candidates and Services."

No Assurance of FDA, Canadian or European Regulatory Approval; Government Regulation. The Company's research, preclinical development, clinical trials, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, the Company must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with GMP requirements. The Company must also demonstrate the approvability of a BLA for its biological products. The approval of the Company's generic product candidates is dependent on demonstrating bioequivalence with reference products in addition to assurance of compliance with GMP regulations. In order to market its monitoring products, which are considered to be medical devices, the Company or its licensees will be required either to receive 510(k) marketing clearance or Premarket Approval Application ("PMA") approvals from the FDA for such products among other regulatory requirements. To obtain a 510(k) marketing clearance, the Company must show that a monitoring product is "substantially equivalent" to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain PMA approval, the Company must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Additionally, the Company is currently distributing several monitoring products for research or investigational use. Although the Company believes it is complying with FDA regulations regarding such distribution, there can be no assurance that the FDA will not determine that the Company is violating FDA regulations with respect to the distribution of these products. The process of obtaining FDA and other required regulatory approvals is lengthy and will require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals. Moreover, if and when such approval is obtained, the marketing, distribution and manufacture of the Company's products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and employees. Additionally, the Company intends to pursue commercialization of its products in European countries. Both the Company's pre-transplant and post-transplant monitoring products should be subject to regulation as in vitro medical devices for which regulations are being presently formulated under harmonized European Directives. This new Directive is likely to impose additional requirements on the pre-transplant donor/recipient matching products and the post-transplant monitoring products. This legislation may include, among other things, requirements with respect to the design, safety and performance of the products as well as impose premarket approval procedures such as product type certification and quality systems certification of manufacturing. The Company's therapeutic products are subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals or the approvals for the proposed indications. See "Business-Government Regulation."

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

Dependence upon Key Personnel. The Company's ability to develop its business depends in part upon its attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract or retain such people. The loss of key personnel or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse effect on the Company's financial condition and results of operations. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel, in areas such as research, product development, preclinical testing, clinical trial management, regulatory affairs, finance, manufacturing, pharmacy affairs and marketing and sales. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Pharmaceutical Pricing and Reimbursement.  The
Company's ability to commercialize its products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of newly approved healthcare products and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. In certain foreign markets, pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "Business-Products, Product Candidates and Services."

Product Liability Exposure; Limited Insurance Coverage. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products manufactured by the Company results in adverse effects during research, clinical development or commercial use. While the Company will attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company's product liability insurance coverage is currently limited to $10,000,000 which may not be adequate insurance coverage to cover potential liability exposures. Moreover, there can be no assurance adequate insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the business, financial condition, cash flows and results of operations of the Company.

Hazardous Materials. In connection with its research and development activities and operations, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that the Company will not incur significant costs to comply with environmental and health and safety regulations. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. See "Business-Government Regulation."

Effect of Certain Provisions: Anti-takeover Effects of Certificate of Incorporation, Bylaws, Stockholder Rights Plan and Delaware Law.
Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, the Company has adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire shares of the Company or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

Year 2000 Issue
The Company utilizes various computer software packages in the conduct of its business activities. The Company has conducted a preliminary assessment of its internal information technology systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its critical internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date, the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. Total cost of completing Year 2000 compliance is estimated to be less than $100,000. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defect in a timely manner or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition. The Company has not yet fully assessed the extent of its exposure, or fully investigated the plans of its suppliers and vendors to address their exposures to these year 2000 problems, and thus the Company may be adversely impacted should these organizations not successfully address this issue. Completion of this work is targeted for June 30, 1999. When all assessments have been completed, the Company will develop a contingency plan for any areas in which a Year 2000 exposure exists.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and equity security price risk.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company generally has the ability to hold fixed income investments until maturity and therefore does not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Equity Price Risk. The Company holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at December 31, 1998. Actual results may differ materially.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to item 14(a)(1) and 14(a)(2) of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial
Stock Ownership," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation in Insider Participation and Certain Transactions", which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is expected to be held in May 1999.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

Independent Auditors' Report
Consolidated Balance Sheets - December 31, 1998 and 1997
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements for the years ended
  December 31, 1998, 1997 and 1996


2. Financial Statement Schedule.

   Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.


3. Exhibits.  Reference is made to Item 14(c) of this Annual
Report on Form 10-K.

(b)     Reports on Form 8-K.

        Form 8-K filed on October 15, 1998 as amended on December 14, 1998

(c)     Exhibits.

   2.1 (7) Agreement and Plan of Merger dated as of July 24, 1995 between SangStat Delaware, Inc., and SangStat Medical Corporation, a California corporation, as filed with the Delaware Secretary of State on August 11, 1995.

   2.2 (9) Master Agreement between SangStat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A. dated June 10, 1998, including Exhibit 8 thereto.

   3.2  (7)  Certificate of Incorporation of SangStat Delaware, Inc.

   3.4 (6) Certificate of Designation for the Series A Junior Participating Preferred Stock, filed with the Delaware Secretary of State on August 16, 1995.

   3.5 (7)   Amended and Restated Bylaws of the Registrant.

   4.5  (3)  Specimen Common Stock Certificate of Registrant.

  10.1 (1)(3)Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare Corporation.

  10.2 (1)(3)License Agreement, dated October 21, 1991, between the Registrant and The Board of Trustees of Leland Stanford Junior University.

  10.3  (3)  Contract for the Provision of Services, dated October 5, 1993 between the Centre Hospitalier Universitaire de Nantes and SangStat Atlantique.

  10.4 (1)(3)License Agreement, dated October 13, 1993, between the
             Registrant and Pasteur Merieux Serums et Vaccins.

  10.5 (1)(3)Letter Agreement between SangStat and Ortho Biotech.

  10.6 (2)(3)1990 Stock Option Plan, as amended October 1992 and form of Stock
             Option Agreement.

  10.7 (2)(3)1993 Stock Option/Stock Issuance Plan.

  10.8  (3)  Series B Stock Purchase Agreement, dated September 21, 1989, between the Registrant and the Investors listed in Schedule A thereto.

  10.9  (3)  Series C Stock and Warrant Purchase Agreement, dated January 26,
             1990, between the Registrant and the Investors listed in Schedule A thereto.

 10.10  (3)  Series D Stock and Warrant Purchase Agreement, dated July 15, 1991, between the Registrant and the Investors listed in Schedule A thereto.

 10.11  (3)  Amendment Agreement to the Series D Stock and Warrant Purchase
             Agreement, dated October 5, 1992, between the Registrant and the Investors listed in Schedule A of that certain Series D Stock and Warrant Purchase Agreement, dated July 15, 1991.

 10.12  (3)  Note and Warrant Purchase Agreement, dated October 2, 1992, between the Registrant and the Investors listed in the Schedule of Lenders thereto.

 10.13  (3)  Series E Stock and Warrant Purchase Agreement, dated April 19,
             1993, between the Registrant and the Investors listed in Schedule A thereto.

 10.14 (2)(3)Amended and Restated Shareholders Agreement, dated January 26,
             1990, between the Registrant and Philippe Pouletty.
             1993, between the Registrant and the Investors listed in Schedule A thereto.

 10.14 (2)(3)Amended and Restated Shareholders Agreement, dated January 26,
             1990, between the Registrant and Philippe Pouletty.

 10.15  (3)  Equipment Lease Agreement dated October 11, 1990 between SangStat and David Rammler.

 10.16  (3)  Real Property Lease, dated August 20, 1990, between the Registrant and Menlo Business Park and Patrician Associates, Inc.

 10.17  (3)  Lease Agreement dated September 1, 1993 between SangStat Atlantique and Center Hospitalier, Universitaire de Nantes.

 10.18  (7)  Form of Indemnification Agreement to be entered into between the
             Registrant and each of its officers and directors.

 10.19 (1)(3)License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University.

 10.20  (3)  Letter Agreement between the Registrant and Baxter Healthcare
             Corporation dated December 11, 1993.

 10.21 (1)(5)License Agreement with Pasteur Merieux Serums et Vaccins.

 10.22 (2)(5)Supply Agreement with Pasteur Merieux Serums et Vaccins.

 10.23  (4)  Common Stock Purchase Agreement, dated December 23, 1994, between the Registrant and the Investors listed in Schedule A thereto.

 10.25  (8)  Rights Agreement, dated as of August 14, 1995, between the
             Registrant and First National Bank of Boston.

 10.26 Real Property Sub-Lease, dated March 8, 1999, between the Registrant and Kelley-Clarke, Inc. Real Property lease between Kelly-Clarke Inc. and Kaiser Development Company dated September 1, 1988 as amended on February 26, 1990, May 1, 1990, May 5, 1990, and April 19, 1995

  21.1       Subsidiaries of Registrant.

  23.1       Independent Auditors' Consent.

  24.1       Power of Attorney. (Reference is made to page 61)

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

        (5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-88432).

        (6) Previously filed as an Exhibit to Registrant's Form 8-K filed August 14, 1995.

        (7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-B filed December 4, 1995.

        (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-2301).

        (9) Previously filed as Exhibits to the Registrant's Form 8-K/A as amended on December 14, 1998.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SangStat Medical Corporation:

We have audited the accompanying consolidated balance sheets of SangStat Medical Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SangStat Medical Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
February 2, 1999




                          SANGSTAT MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................    $16,285,653    $50,630,819
  Short-term investments........................     13,374,742     41,404,955
  Accounts receivable (net of allowance for
   doubtful accounts $928,917 in 1998 and
   $139,297 in 1997)............................     10,962,814      1,012,631
  Other receivables.............................      2,441,393        581,420
  Inventories...................................     33,375,259      3,757,451
  Prepaid expenses..............................      1,727,058      1,752,036
                                                   -------------  -------------
          Total current assets..................     78,166,919     99,139,312
PROPERTY AND EQUIPMENT--Net.....................      3,133,768      2,015,373
INTANGIBLE ASSETS--Net of accumulated
   amortization of $351,144.....................     14,151,172            --
OTHER ASSETS....................................     11,875,449      3,199,785
                                                   -------------  -------------
          TOTAL.................................   $107,327,308   $104,354,470
                                                   =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................    $25,824,098     $3,486,726
  Accrued liabilities...........................      3,197,225      1,222,607
  Capital lease obligations--current portion....        492,921        327,222
  Notes payable--current portion................      1,824,768        290,855
                                                   -------------  -------------
          Total current liabilities.............     31,339,012      5,327,410
                                                   -------------  -------------
CAPITAL LEASE OBLIGATIONS.......................        765,290      1,020,361
                                                   -------------  -------------
NOTES PAYABLE...................................     15,636,361        536,507
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized; none outstanding.........            --             --
  Common stock, $.001 par value, 25,000,000
    shares authorized; outstanding: 1998,
    16,214,851 shares; 1997, 16,009,531
    shares......................................    160,250,935    159,265,454
  Accumulated deficit...........................   (100,269,950)   (61,806,012)
  Accumulated other comprehensive income.........      (394,340)        10,750
                                                   -------------  -------------
          Total stockholders' equity............     59,586,645     97,470,192
                                                   -------------  -------------
          TOTAL.................................   $107,327,308   $104,354,470
                                                   =============  =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       -----------------------------------------
                                           1998          1997          1996
                                       ------------- ------------- -------------
REVENUES:
  Net product sales...................  $18,585,859    $3,777,170    $2,398,979
  Revenue from collaborative
    agreements (Note 8)...............    1,092,629       750,000            --
                                       ------------- ------------- -------------
     Total revenues...................   19,678,488     4,527,170     2,398,979
                                       ------------- ------------- -------------

COSTS AND OPERATING EXPENSES:
  Cost of sales and manufacturing
    expenses..........................   12,531,559     3,735,776     2,845,802
  Research and development............   17,688,113    16,210,198     8,330,129
  Selling, general and administrative.   27,148,614    11,067,763     6,120,489
  Acquired in-process research and
    development.......................    3,218,516            --            --
  Amortization of intangible assets...      351,144            --            --
                                       ------------- ------------- -------------
     Total costs and operating
       expenses.......................   60,937,946    31,013,737    17,296,420
                                       ------------- ------------- -------------
     Loss from operations.............  (41,259,458)  (26,486,567)  (14,897,441)

INTEREST INCOME--NET..................    3,052,721     5,506,381     2,123,606
                                       ------------- ------------- -------------
LOSS BEFORE INCOME TAXES..............  (38,206,737)  (20,980,186)  (12,773,835)
INCOME TAXES..........................      257,201            --            --
                                       ------------- ------------- -------------
NET LOSS.............................. ($38,463,938) ($20,980,186) ($12,773,835)
                                       ============= ============= =============
NET LOSS PER SHARE - Basic and
  diluted (Note 1)....................       ($2.39)       ($1.36)       ($1.03)
                                       ============= ============= =============
WEIGHTED AVERAGE COMMON SHARES........   16,080,444    15,375,753    12,405,081
                                       ============= ============= =============

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                 Year Ended December 31,
                                       -----------------------------------------
                                           1998          1997          1996
                                       ------------- ------------- -------------
Net loss.............................. ($38,463,938) ($20,980,186) ($12,773,835)
Unrealized gains and losses on
  marketable securities classified
  as available for sale...............     (493,702)      (78,097)       91,969
Foreign currency translation
  adjustments.........................       88,612       (34,648)      (26,177)
                                       ------------- ------------- -------------
Total comprehensive loss.............. ($38,869,028) ($21,092,931) ($12,708,043)
                                       ============= ============= =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Accumulated
                                                Common Stock                          Other
                                         -------------------------   Accumulated    Comprehensive
                                           Shares       Amount         Deficit        Income        Total
                                         ----------- -------------  --------------  ----------  -------------
BALANCES, January 1, 1996............     9,598,083   $36,275,765    ($28,051,991)    $57,703     $8,281,477
Sale of common stock (net of
  issuance costs of $408,729)........     3,450,000    45,062,271           --            --      45,062,271
Exercise of stock options............        81,117        96,817           --            --          96,817
Issuance of stock for services.......           360         8,460           --            --           8,460
Stock option compensation expense....           --        214,000           --            --         214,000
Accumulated translation adjustment...           --           --             --        (26,177)       (26,177)
Unrealized gain on investments.......           --           --             --         91,969         91,969
Net loss.............................           --           --       (12,773,835)        --     (12,773,835)
                                         ----------- -------------  --------------  ----------  -------------
BALANCES, December 31, 1996..........    13,129,560    81,657,313     (40,825,826)    123,495     40,954,982
Sale of common stock (net of
  issuance costs of $542,325)........     2,730,000    76,634,775           --            --      76,634,775
Exercise of stock options............       146,671       741,160           --            --         741,160
Issuance of stock for services.......         3,300        79,200           --            --          79,200
Stock option compensation expense....           --        153,006           --            --         153,006
Accumulated translation adjustment...           --           --             --        (34,648)       (34,648)
Unrealized gain on investments.......           --           --             --        (78,097)       (78,097)
Net loss.............................           --           --       (20,980,186)        --     (20,980,186)
                                         ----------- -------------  --------------  ----------  -------------
BALANCES, December 31, 1997..........    16,009,531   159,265,454     (61,806,012)     10,750     97,470,192
Exercise of stock options............       205,320       868,973           --            --         868,973
Stock option compensation expense....           --        116,508           --            --         116,508
Accumulated translation adjustment...           --           --             --         88,612         88,612
Unrealized loss on investments.......           --           --             --       (493,702)      (493,702)
Net loss.............................           --           --       (38,463,938)        --     (38,463,938)
                                         ----------- -------------  --------------  ----------  -------------
BALANCES, December 31, 1998..........    16,214,851  $160,250,935   ($100,269,950)  ($394,340)   $59,586,645
                                         =========== =============  ==============  ==========  =============

                See notes to consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                   -----------------------------------------
                                                       1998          1997          1996
                                                   ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................  ($38,463,938) ($20,980,186) ($12,773,835)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization................     1,937,478       629,018       421,261
    Stock compensation expense...................       116,508       232,206       222,460
    Acquired in-process research and development.     3,218,516          --            --
    Deferred income taxes........................       257,201          --            --
    Changes in assets and liabilities:
      Accounts receivable........................    (4,162,935)     (631,503)        5,167
      Other receivables..........................      (656,151)     (109,722)     (316,123)
      Inventories................................   (18,979,864)   (2,966,786)      (37,016)
      Prepaid expenses...........................     1,464,377    (1,341,952)     (344,110)
      Accounts payable...........................    15,132,367     2,438,310        63,502
      Accrued liabilities........................      (815,599)      378,840       232,860
                                                   ------------- ------------- -------------
     Net cash used in operating activities.......   (40,952,040)  (22,351,775)  (12,525,834)
                                                   ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............    (1,383,842)     (516,049)     (279,888)
  Maturities of short-term investments...........    34,210,182    13,012,560    16,560,957
  Purchase of short-term investments.............    (6,673,671)  (32,993,651)  (33,362,727)
  Business acquired in purchase transaction,
       net of cash acquired......................   (10,737,164)         --            --
  Other assets...................................    (8,926,027)   (2,919,144)       33,444
                                                   ------------- ------------- -------------
   Net cash provided by (used in) investing
             activities.........................      6,489,478   (23,416,284)  (17,048,214)
                                                   ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock...........................       868,973    77,375,935    45,159,088
  Note payable borrowings........................       216,303          --         383,000
  Notes payable repayments.......................      (676,165)     (404,547)     (446,481)
  Repayment of capital lease obligations.........      (380,327)     (355,930)     (285,018)
                                                   ------------- ------------- -------------

      Net cash provided by financing activities...       28,784    76,615,458    44,810,589
                                                   ------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..........        88,612       (35,520)      (26,787)
                                                   ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................   (34,345,166)   30,811,879    15,209,754
CASH AND CASH EQUIVALENTS, Beginning of year.....    50,630,819    19,818,940     4,609,186
                                                   ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, End of year...........   $16,285,653   $50,630,819   $19,818,940
                                                   ============= ============= =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases.........      $290,955    $1,144,459      $318,863
                                                   ============= ============= =============
  Property acquired under notes payable..........  $         --  $         --      $290,050
                                                   ============= ============= =============
  Unrealized gain (loss) on investments..........     ($493,702)     ($78,097)      $91,969
                                                   ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.........      $225,054      $225,562      $149,295
                                                   ============= ============= =============


On September 30, 1998, the Company acquired IMTIX (see Note 2).
In conjunction with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired................   $35,138,650
    Acquired in-process research and development.     3,218,516
    Cash paid....................................   (11,661,684)
    Discounted note payable......................   (16,208,456)
                                                   -------------
         Liabilities assumed.....................   $10,487,026
                                                   =============

                See notes to consolidated financial statements.

                       SANGSTAT MEDICAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

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

Revenue Recognition-Revenue from product sales is recognized upon shipment, net of estimated sales allowances. Revenue from collaborative agreements is recognized in accordance with the contract terms, generally as milestones are met and no significant obligation for future services exists (see Note 8).

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

Short-Term Investments - The Company has classified all of its investments as available-for-sale securities. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of stockholders' equity and is included in accumulated other comprehensive income. Cost is based on the specific identification method for purposes of computing realized gains or losses.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of their lease term or estimated useful life.

Other Assets - At December 31, 1998 and 1997, other assets included a
$2.0 and $2.5 million investment in Gensia Sicor, respectively. Gensia Sicor is one of the Company's suppliers of bulk cyclosporine drug substance (see Note 3). At December 31, 1998, other assets also includes $7.5 million of restricted cash that serves as collateral for a note payable (See Note 2) and $727,000 of deferred income tax benefits.

Income Taxes - The Company records income taxes using the asset and liability approach, whereby deferred tax assets and liabilities, net of valuation allowances, are recorded for the future tax consequences of temporary differences between financial statement and tax bases of assets and liabilities and for the benefit of net operating loss carryforwards.

Foreign Currency Translation - Operations of the Company's foreign subsidiaries are measured using local currency as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB
No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123), which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

Net Loss Per Share - The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the previously reported primary and fully diluted loss per share with basic and diluted earnings per share (EPS) and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net loss by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and redeemable convertible preferred stock have been excluded, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                 Year Ended December 31,
                                       -----------------------------------------
                                           1998          1997          1996
                                       ------------- ------------- -------------
Net Loss (Numerator):
Net loss.............................   ($38,463,938) ($20,980,186) ($12,773,835)
                                       ============= ============= =============

Shares (Denominator):
Weighted average shares outstanding..     16,080,444    15,375,753    12,405,081
                                       ============= ============= =============

Net Loss Per Share, Basic and Diluted        ($2.39)       ($1.36)       ($1.03)
                                       ============= ============= =============

Certain Significant Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources.

The following are the components of accumulated other comprehensive income:

                                                           December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
Unrealized gain (loss) on investments               $ (468,938)     $  24,764
Accumulated translation adjustments                     74,598        (14,014)
                                                   -------------  -------------
    Total                                           $ (394,340)     $  10,750
                                                   =============  =============


In 1998, the Company adopted Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.

In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company.

Other than the addition of the statement of comprehensive income, the adoption of SFAS Nos. 130 and 131 did not impact the Company's financial statements.


2. ACQUISITION

On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's (PMC) organ transplant business known as IMTIX. The acquisition was accounted for using the purchase method of accounting. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate purchase price of approximately $31 million consisted of $10 million paid upon closing and a non-interest bearing note of $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable is discounted at a rate of 9.25% and is included in Notes payable (see Note 7). In addition, the Company will pay PMC certain royalties on IMTIX-SangStat product sales. The aggregate purchase price and approximately $2.5 million of acquisition costs were allocated to the net tangible assets acquired based on their fair value on the date of acquisition, identifiable intangible assets and purchased in-process research and development. The purchased in-process research and development of approximately $3.2 million was charged to the Company's operations in the third quarter of 1998 and represents the value of products that had not yet reached technological feasibility and no alternative future use. The estimated value for the in-process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from the in-process products. The projections were based on historical trends and future expectations of the acquired company's revenue and expenses to be generated from the in-process products. The discount rate used reflected the risk associated with development of the in-process products. The Company currently intends to continue the development of the acquired in-process products and has not yet determined if it will be successful in its efforts to complete as the safety and efficacy of these products has not yet been determined. The determination of the products' safety and efficacy is expected to be completed in 1999 with estimated costs to complete the clinical studies less than $500,000. Depending on the outcome of the ongoing clinical studies, further studies may be required to fully assess the feasibility of the acquired in-process products. Approximately $14.2 million of the purchase price was allocated to various specified intangible assets and is being amortized over their estimated useful lives ranging from five to fourteen years. The amounts allocated to intangible assets were determined on the basis of the appraised value of the related intangible assets. The appraisal techniques used in the Company's acquisitions included certain assumptions, including, the extent, character and utility, the income generating or cost-savings attributes, the nature and timing of the functional or economic obsolescence and the relative risk and uncertainty associated with an investment in intangible assets. Additionally, as part of the acquisition, the Company has approximately $7.5 million of restricted cash that serves as collateral for the standby letter of credit in favor of Pasteur Merieux Connaught.

The operating results of IMTIX have been included in the consolidated statements of operations since the date of acquisition. Pro forma results of operations, assuming the acquisition had taken place at January 1, 1997, would be as follows (in thousands except for net loss per share):

                                       1998         1997
                                   ------------ ------------
Revenue...................             $36,971      $24,645
Loss from operations......             (41,539)     (34,452)
Net loss..................             (38,112)     (28,079)
Net loss per share........              ($2.37)      ($1.83)


3.  INVESTMENTS

     Available-for-sale securities consist of the following:

                                     December 31, 1998
                      ---------------------------------------------------
                                    Unrealized   Unrealized   Estimated
                       Amortized     Gain on      Loss on        Fair
                          Cost     Investments  Investments     Value
                      ------------ ------------ ------------ ------------
  Corporate bonds ....$13,169,685      $70,897      ($5,840) $13,234,742
  One year CD ........    140,000         --           --        140,000
                      ------------ ------------ ------------ ------------

  Short-term
   investments........ 13,309,685       70,897       (5,840)  13,374,742
  Corporate equity
   securities.........  2,500,000         --       (533,995)   1,966,005
                      ------------ ------------ ------------ ------------
  Total...............$15,809,685      $70,897    ($539,835) $15,340,747
                      ============ ============ ============ ============


                                     December 31, 1997
                      ---------------------------------------------------
                                    Unrealized   Unrealized   Estimated
                       Amortized     Gain on      Loss on        Fair
                          Cost     Investments  Investments     Value
                      ------------ ------------ ------------ ------------
  Corporate bonds ....$30,102,832      $28,260      ($9,267) $30,121,825
  Commercial paper ... 11,299,487         --        (16,357)  11,283,130
                      ------------ ------------ ------------ ------------
  Short-term
   investments........ 41,402,319       28,260      (25,624)  41,404,955
  Corporate equity
   securities.........  2,500,000       22,128         --      2,522,128
                      ------------ ------------ ------------ ------------
  Total...............$43,902,319      $50,388     ($25,624) $43,927,083
                      ============ ============ ============ ============

     Corporate equity securities represent the Company's investment in Gensia Sicor and are included in other assets.

     The contractual maturities of available-for-sale debt securities at December 31, 1998 are as follows:

                                                 Estimated
                                    Amortized       Fair
                                       Cost        Value
                                   ------------ ------------
     Within one year ..............$11,683,437  $11,714,932
     One year to two years.........  1,626,248    1,659,810
                                   ------------ ------------
     Short-term investments........$13,309,685  $13,374,742
                                   ============ ============


4.  INVENTORIES

    Inventories consist of:
                                                         December 31,
                                                 -------------------------
                                                     1998         1997
                                                 ------------ ------------
     Raw materials.............................. $18,103,938   $1,929,954
     Work in process............................   8,945,516      144,389
     Finished goods.............................   6,325,805    1,683,108
                                                 ------------ ------------
           Total................................ $33,375,259   $3,757,451
                                                 ============ ============

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:
                                                         December 31,
                                                 -------------------------
                                                     1998         1997
                                                 ------------ ------------
     Machinery and equipment....................  $5,800,936   $3,852,666
     Furniture and fixtures.....................     574,537      156,955
     Leasehold improvements.....................     403,273      283,470
                                                 ------------ ------------
     Total......................................   6,778,746    4,293,091
     Accumulated depreciation and amortization..  (3,644,978)  (2,277,718)
                                                 ------------ ------------
     Property and equipment--net................  $3,133,768   $2,015,373
                                                 ============ ============

     Included in machinery and equipment at December 31, 1998 and 1997 are assets leased under capital leases of $1,086,578 and $1,330,802 (net of accumulated amortization of $1,022,291 and $813,007), respectively.

6.  ACCRUED LIABILITIES

    Accrued liabilities consist of:
                                                         December 31,
                                                 -------------------------
                                                     1998         1997
                                                 ------------ ------------
     Salaries and related benefits..............  $2,499,443   $1,086,683
     Other......................................     697,782      135,924
                                                 ------------ ------------
              Total.............................  $3,197,225   $1,222,607
                                                 ============ ============

7.  NOTES PAYABLE

    Notes payable consist of:
                                                         December 31,
                                                 -------------------------
                                                     1998         1997
                                                 ------------ ------------
    Notes due to former Series E
      preferred stockholders....................    $141,586     $462,239
    Baxter equipment note.......................     191,038      227,144
    Research and development loan...............      16,434      107,381
    Other loans.................................     518,662       30,598
    Note payable to PMC.........................  21,000,000          --
    Discount on note payable to PMC.............  (4,406,591)         --
                                                 ------------ ------------
    Total.......................................  17,461,129      827,362
    Less current portion........................  (1,824,768)    (290,855)
                                                 ------------ ------------
    Long-term................................... $15,636,361     $536,507
                                                 ============ ============


Upon the Company's initial public offering in 1993, notes payable of $1,240,897 were issued to Series E preferred stockholders in accordance with certain anti-dilution provisions of the Series E preferred stock purchase agreement. These notes are payable in annual installments through 2003 and bear interest at 6.06%.

The Baxter equipment note is payable in quarterly installments through 2003 and bears interest at 8.25%.

The research and development loan provided by the French government is denominated in French Francs, does not bear interest and is payable in 1999. Other loans consist primarily of a note payable for insurance and a non-interest bearing loan denominated in French Francs provided by a French government agency.

On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's organ transplant business known as IMTIX. The aggregate purchase price of approximately $31 million consisted of $10 million paid upon closing and $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable is discounted at a rate of 9.25%, which the Company believes is consistent with its normal borrowing rate. The resulting discount of approximately $4.8 million is being accreted as an addition to interest expense over the term of the note. As of December 31, 1998, $384,000 of amortization had been recognized.

As of December 31, 1998, future principal payments of notes payable are as follows:

 Years Ending December 31,
---------------------------------
  1999..........................................  $1,824,768
  2000..........................................   1,804,992
  2001..........................................   5,106,944
  2002..........................................   4,532,777
  2003..........................................   3,864,569
  Thereafter....................................     327,079
                                                 ------------
              Total............................. $17,461,129
                                                 ============


8.  COLLABORATIVE AGREEMENTS

In December 1997, the Company signed an agreement with Amgen Inc. ("Amgen") for the exclusive registration, marketing and distribution of SANGCYA and SANG-2000 in selected territories in the Asia/Pacific Rim region. SangStat has retained the exclusive commercial rights to SANGCYA and SANG-2000 in all other territories including North America and Western Europe. Under the terms of the agreement, Amgen will have exclusive rights to market SANGCYA and SANG-2000, under SangStat's branded trademark, in Australia, New Zealand, China and Taiwan. The licensing agreement includes an initial $750,000 payment to SangStat and other milestone and reimbursement payments based on key regulatory submissions and approvals. The initial $750,000 payment was received in 1997 and is included in revenue from collaborative agreements in the Consolidated Statements of Operations. Additional payments and reimbursements of $1,036,145 were received in 1998 and are included in revenue from collaborative agreements in the Consolidated Statements of Operations.

In April 1993, the Company entered into a collaborative licensing, marketing and development agreement (the Agreement) with Baxter Healthcare Corporation (Baxter). The Agreement provided to Baxter exclusive marketing rights to certain products. The Agreement was amended upon written consent of the parties such that, effective July 1, 1996, the Company reacquired exclusive commercial rights for the monitoring products from Baxter. Since that date, the Company has been marketing these monitoring products through its own sales staff in the United States and Europe.


9.  LEASING ARRANGEMENTS

The Company leases administrative facilities under operating leases and machinery and equipment under capital leases expiring through 2003. As of December 31, 1998, future minimum annual payments under capital and operating leases are as follows:

                                                  Capital    Operating
 Years Ending December 31,                        Leases      Leases
---------------------------------               ----------- -----------
  1999.........................................   $639,379    $954,147
  2000.........................................    588,921     677,365
  2001.........................................    152,230     660,062
  2002.........................................     46,430     635,478
  2003.........................................      2,100     543,017
                                                ----------- -----------
  Total minimum lease payments.................  1,429,060  $3,470,069
                                                            ===========
  Less amounts representing interest...........   (170,849)
                                                -----------
  Present value of minimum lease payments......  1,258,211
  Less current portion.........................   (492,921)
                                                -----------
  Capital lease obligations....................   $765,290
                                                ===========

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $760,946, $343,710 and $289,007, respectively.


10.  STOCKHOLDERS' EQUITY

Common Stock - In March 1996, the Company issued 3,450,000 shares of common stock in a public offering for net consideration of $45,062,271, and in March and April of 1997 issued a total of 2,730,000 shares of common stock in a public offering for net consideration of $76,634,775.

Stockholder Rights Plan - In August 1995, the Company's Board of Directors approved a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan a preferred share purchase right (Right) is attached to each share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $45 upon certain events. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value twice the Right's exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors. The Rights expire on August 25, 2005, unless earlier redeemed or exchanged.

Stock Option Plans - Under the Company's stock option plans, incentive or non-statutory stock options to purchase up to 3,242,200 shares of common stock may be granted to employees, directors, and consultants. Incentive and non-statutory options must be granted at not less than fair market value at the date of grant.

A summary of stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                         Number of   Exercise
                                                           Shares     Price
                                                         ---------- ----------

Balances, January 1, 1996 .............................. 1,014,213      $3.85
Options granted (weighted average fair value of $8.16)..   243,700      15.02
Options exercised.......................................   (81,117)      1.19
Options canceled........................................    (7,204)      6.47
                                                         ---------- ----------
Balances, December 31, 1996 (737,333) vested at a
  weighted average exercise price of $6.15)............. 1,169,592       6.61
Options granted (weighted average fair value of $13.81).   487,542      22.35
Options exercised.......................................  (146,671)      5.05
Options canceled........................................    (9,274)     18.47
                                                         ---------- ----------
Balances, December 31, 1997 (784,199 vested at a
  weighted average exercise price of $13.16).............1,501,189      11.78
Options granted (weighted average fair value of $16.43). 1,363,757      25.64
Options exercised.......................................  (205,320)      4.24
Options canceled........................................  (103,983)     22.31
                                                         ---------- ----------

Balances, December 31, 1998............................. 2,555,643      19.32
                                                         ========== ==========

Options to purchase common stock generally vest over a period of four years, are exercisable immediately and expire ten years from the date of grant. Unvested common shares acquired under the plan are subject to repurchase by the Company at the original issuance price. At
December 31, 1998, 1,125 outstanding shares were subject to such repurchase rights at prices ranging from $13.50 to $23.63 per share. As of December 31, 1998, options for 48,720 shares, which were granted outside of the stock option plan, were outstanding and are included in the above table. As of December 31, 1998, 230,017 shares were available under the plan for future grant.

During 1996, the Board of Directors, subject to shareholder approval, approved the 1996 Directors' Option Plan and in accordance with the Plan granted options to purchase a total of 74,000 shares of common stock to non-employee Directors in 1996 at option prices of $13.50 to $23.50 per share. At the Annual Stockholder's meeting on June 19, 1997, the 1996 Directors' Option Plan was approved by a vote of the stockholders. Under this Plan, up to a total 250,000 options to purchase shares of the Company's common stock may be issued. The fair market value of the Company's stock on the measurement date of June 19, 1997 was $23.63 per share. The difference between the fair market value on the measurement date and the exercise price of the options granted in 1996 is being amortized over the vesting period of these options. Also in accordance with the Directors' Option Plan, during 1998 and 1997, each of the six non-employee Directors were granted options to purchase 3,000 shares of the Company's common stock. In addition, in 1998, each of the non-employee directors was granted options to purchase 10,000 shares of the Company's common stock. Options granted under the Directors' Option Plan are also included in the above table.

Additional information regarding options outstanding as of December 31, 1998 is as follows:


                  Options Outstanding and Exercisable     Vested Options
                 ------------------------------------- ---------------------
                              Weighted Avg. Weighted              Weighted
                               Remaining     Average               Average
     Range of      Number     Contractual   Exercise    Number    Exercise
 Exercise Prices Outstanding   Life (yrs)     Price     Vested      Price
---------------- -----------  ------------ ----------- --------- -----------
 $0.19 -  $2.50     138,289           3.3       $0.73   138,289       $0.73
  2.51 -   5.00     158,835           6.1        4.92   151,994        4.92
  5.10 -   8.25     281,157           5.7        6.24   212,938        6.22
  8.26 -  13.50     178,064           7.3       13.50    77,381       13.50
 13.51 -  26.50   1,179,928           9.1       21.23   281,020       20.43
 26.51 -  30.00     308,588           9.2       28.70    25,384       28.82
 30.01 -  35.00     255,782           9.2       33.00    53,762       33.00
 35.01 -  55.00      55,000           8.9       36.13    10,000       36.13
                 -----------  ------------ ----------- --------- -----------
                  2,555,643           8.1      $19.32   950,768      $12.44
                 ===========  ============ =========== ========= ===========

Additional Stock Plan Information - Effective for 1996, the Company was required to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 defines a fair value method of accounting for stock-based compensation awards to employees. The Company has elected to continue to follow the provisions of Accounting Principals Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five and a half years; stock volatility, 69% in 1998, 61% in 1997, and 54% in 1996; risk free interest rate, approximately 5.25% in 1998, 6% in 1997, and 6% in 1996; and no dividend payments during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the plan awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $44,789,000 ($2.79 loss per share) in 1998, $23,647,000 ($1.54 loss per share) in 1997, and $13,378,000 ($1.08 loss per share) in 1996.


11.  INCOME TAXES

Loss before income taxes and provision for income taxes consists of the following:

                                                    December 31,
                                      -----------------------------------------
                                          1998          1997          1996
                                      ------------- ------------- -------------
  Income (loss) before income taxes:
   Domestic.....................      ($35,616,375) ($20,655,443) ($12,634,970)
   Foreign......................        (2,590,362)     (324,743)     (138,865)
  Provision for income taxes:
   Domestic.....................                             --            --
   Foreign - deferred...........            257,201          --            --
                                      ------------- ------------- -------------
                    Net loss          ($38,463,938) ($20,980,186) ($12,773,835)
                                      ============= ============= =============

     No income tax provision (benefit) has been provided due to the Company's continuing losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets are as follows:

                                               December 31,
                                      ---------------------------
                                          1998          1997
                                      ------------- -------------
  Deferred tax assets:
   Net operating losses............... $34,169,555   $20,249,517
   General business credits...........   2,293,271     2,324,855
   Accruals and reserves deductible
     in different periods.............   2,547,209     2,691,360
   Depreciation.......................     354,287       196,995
   Other..............................     232,000         --
                                      ------------- -------------
                                        39,596,322    25,462,727
  Valuation allowance................. (38,869,322)  (25,462,727)
                                      ------------- -------------
        Total.........................    $727,000    $    --
                                      ============= =============

     Based on its history of operating losses, the Company has placed a valuation allowance of $38,869,322 and $25,462,727 against its otherwise recognizable net deferred tax assets at December 31, 1998 and 1997, respectively, due to the uncertainty surrounding the realizability of these benefits.

     At December 31, 1998,, the Company had federal, California and foreign net operating loss carryforwards of approximately $93,699,000, $24,821,000, and $1,502,000, respectively, available to reduce future taxable income. Such carryforwards expire beginning in 1998 through 2019.

     Also at December 31, 1998, the Company had research and experimentation credit carryforwards available of approximately $1,490,000 and $803,000 for federal and state tax purposes, respectively. The federal tax credit carryforwards expire beginning in 2004 and the state tax credit carryforwards have no expiration date.

     Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


12.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a portion of their eligible compensation. Company contributions are discretionary and through December 31, 1998 the Company had not made any contributions.


13.  MAJOR CUSTOMERS

For the year ended December 31, 1998, the Company did not have any single customer that accounted for more than 10% of revenue. However, one customer, had an accounts receivable balance of 10% of the total accounts receivable as of December 31, 1998. Two customers accounted for approximately 17% and 16%, respectively, of total revenues in 1997.
A different customer accounted for approximately 10% of total revenues in 1996.


14.  FOREIGN OPERATIONS

The Company is engaged in the business of developing and marketing products and services for use in transplantation. The Company's operations in Europe primarily relate to the manufacture, marketing, research and development and clinical study of therapeutic products for transplantation. The Company's operations in the rest of the world are principally sales and marketing related.

Summarized data for the Company's domestic and foreign operations are as follows:


                                    UNITED                                 REST OF
                                    STATES       EUROPE       CANADA      THE WORLD  CONSOLIDATED
                                 ------------- ------------ ------------ ----------- -------------
   Year ended December 31, 1998:
      Sales to unaffiliated
         customers..............  $11,655,898   $4,885,238   $1,355,953  $1,781,399   $19,678,488
                                 ============= ============ ============ =========== =============

      Loss from operations...... ($38,923,146) ($2,186,954)   ($149,358)        --   ($41,259,458)
                                 ============= ============ ============ =========== =============

      Total assets..............  $67,461,238  $39,413,114     $452,956         --   $107,327,308
                                 ============= ============ ============ =========== =============

   Year ended December 31, 1997:
      Sales to unaffiliated
         customers..............   $2,761,970     $568,823   $1,196,377         --     $4,527,170
                                 ============= ============ ============ =========== =============

      Loss from operations...... ($24,478,875) ($1,650,726)   ($356,966)        --   ($26,486,567)
                                 ============= ============ ============ =========== =============

      Total assets.............. $102,337,876   $1,369,084     $647,510         --   $104,354,470
                                 ============= ============ ============ =========== =============

   Year ended December 31, 1996:
      Sales to unaffiliated
         customers..............     $931,706     $275,154   $1,192,119         --     $2,398,979
                                 ============= ============ ============ =========== =============

      Loss from operations...... ($13,431,697) ($1,312,577)   ($153,167)        --   ($14,897,441)
                                 ============= ============ ============ =========== =============
      Total assets..............  $43,005,162     $953,026     $791,928         --    $44,750,116
                                 ============= ============ ============ =========== =============

15. BUSINESS SEGMENT DATA

The Company is a specialty pharmaceutical company engaged in the discovery, development, manufacturing and marketing of transplantation products worldwide as well as applying a disease management approach to improve the outcome of organ transplantation. The Company is organized and operates in two business segments: transplantation products and transplantation services. Transplantation products consist primarily of products for patient monitoring and therapeutic products for preventing and treating organ rejection. Transplantation services consist principally of mail order pharmaceutical and patient management services. The following information is presented in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."



                              Transplantation  Transplantation
                                 Products          Services         Total
                                --------------  ---------------- --------------


Net Revenues...............1998  $11,294,138       $8,384,350    $19,678,488
                           1997    3,206,422        1,320,748      4,527,170
                           1996    2,398,979             --        2,398,979

Interest income........... 1998    3,610,822             --        3,610,822
                           1997    5,716,607             --        5,716,607
                           1996    2,261,450             --        2,261,450

Interest expense...........1998      558,101             --          558,101
                           1997      210,226             --          210,226
                           1996      137,844             --          137,844

Depreciation and
amortization...............1998    1,872,359           65,119      1,937,478
                           1997      586,954           42,064        629,018
                           1996      421,261             --          421,261

Segment loss...............1998  (35,984,107)      (2,479,831)   (38,463,938)
                           1997  (19,586,094)      (1,394,092)   (20,980,186)
                           1996  (12,773,835)            --      (12,773,835)

Segment assets.............1998  104,348,907        2,978,401    107,327,308
                           1997  103,534,562          819,908    104,354,470
                           1996   44,750,116             --       44,750,116



16. SUBSEQUENT EVENTS

Litigation
Novartis vs. SangStat
On February 11, 1999, Novartis Pharmaceuticals Corporation filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. The Novartis patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the Novartis patent;
(iii) treble damages; and (iv) reasonably attorneys' fees , costs and expenses. SangStat's answer is due April 5, 1999 and discovery will not begin until after the answer is filed. SangStat believes that the lawsuit is without merit and that it does not infringe the Novartis patent. SangStat intends to defend itself vigorously against this claim.

Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suit, SangStat could be enjoined from selling SANGCYA for a significant period of time or ultimately be prevented from selling SANGCYA. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SANGCYA entirely, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SANG-2000 is not covered by this lawsuit and the Company does not believe that this lawsuit will have an impact on the regulatory approval of Sang-2000. See "Risk Factors-Litigation with Novartis."

Novartis vs. FDA
Novartis Pharmaceuticals Corporation sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SANGCYA in October 1998. The lawsuit against the FDA appears to be based on arguments similar to those used in the failed citizen's petition in which Novartis alleged that because Neoral and SANGCYA, both oral solutions, are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SANGCYA. Loss of the "AB" rating would prevent SANGCYA from being automatically substitutable for Neoral oral solution, which would impede the marketing of SANGCYA. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. In order to defend its interests vigorously, SangStat filed a Motion for Leave to Intervene in this lawsuit on February 23, 1999. The Court has not yet ruled on this motion. See "Risk Factors-Litigation with Novartis."


Relocation of Corporate Headquarters
The Company will relocate its headquarters from Menlo Park, California to Fremont, California in approximately June 1999. Floor space in Fremont will be approximately 44,000 square feet, including offices, laboratory space, storage area and specialized areas for pilot production and pre-clinical testing. The lease for the Fremont building space will expire in 2005 and may be renewed for subsequent years.
The future minimum payments by year and in the aggregate consists of the following:

  1999.........................................         $222,176
  2000.........................................          438,273
  2001.........................................          532,123
  2002.........................................          692,023
  2003.........................................          794,673
  Thereafter...................................        1,237,110
                                                    -------------
  Total minimum lease payments.................       $3,916,378
                                                    =============


Schedule II
                          SANGSTAT MEDICAL CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               For the Years ended December 31, 1998, 1997 and 1996

                                  Balance  Additions                            Balance
                                    at     charged to                             at
                                 beginning   costs                                end
                                    of        and                                 of
          Description             period   expenses  Deductions     Other       period
-------------------------------- --------- --------- ----------   ----------   ---------
1996
Allowance for doubtful accounts   $16,228   $24,150     $  --           --      $40,378

1997
Allowance for doubtful accounts   $40,378  $123,626    $24,707 (1)      --     $139,297

1998
Allowance for doubtful accounts  $139,297  $772,808   $231,041 (1) $247,853 (2)$928,917

(1) Accounts written off, net of recoveries.
(2) Allowance added from the acquisition of IMTIX.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

SANGSTAT MEDICAL CORPORATION

By:             /s/ JEAN-JACQUES BIENAIME
                -------------------------
                Jean-Jacques Bienaime
                President and Chief Executive Officer


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Jacques Bienaime and Carole
L. Nuechterlein, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ PHILIPPE POULETTY        Chairman of the               March 30 , 1999
-------------------------------  Board of Directors
   Philippe Pouletty, M.D.

    /s/JEAN-JACQUES BIENAIME     Chief Executive Officer       March 30 , 1999
-------------------------------
  Jean-Jacques Bienaime


    /s/ JAMES F. HINRICHS        Chief Financial Officer        March 30, 1999
-------------------------------  (Principal Accounting Officer)
    James F. Hinrichs, CFA.

   /s/ FREDRIC J. FELDMAN        Director                       March 30 , 1999
-------------------------------
    Fredric J. Feldman, Ph.D.

   /s/ ELIZABETH M. GREETHAM     Director                       March 30 , 1999
-------------------------------
    Elizabeth Greetham

   /s/ RICHARD D. MURDOCK        Director                       March 30 , 1999
-------------------------------
    Richard D. Murdock

   /s/ ANDREW PERLMAN, M.D, PHD  Director                       March 30 , 1999
-------------------------------
    Andrew Perlman, M.D., Ph.D.

    /s/ VINCENT WORMS            Director                       March 30 , 1999
-------------------------------
    Vincent Worms

                            SANGSTAT MEDICAL CORPORATION

Index to Exhibits

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                Description                   Page
-------      ------------------------------------------------------------
   2.1  (7)  Agreement and Plan of Merger dated as of July 24, 1995 between the
             SangStat Delaware, Inc., and SangStat Medical Corporation, a
             California corporation, as filed with the Delaware Secretary of State on August 11, 1995.

   2.2 (9) Master Agreement between SangStat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A. dated June 10, 1998, including Exhibit 8 thereto.

   3.1 (8) Amended and Restated Articles of Incorporation of the Registrant filed November 29, 1993.

   3.3  (7)  3.3(7) Bylaws of Registrant.

   3.4 (6) Certificate of Designation for the Series A Junior Participating Preferred Stock, filed with the Delaware Secretary of State on August 16, 1995.

   4.5  (3)  Specimen Common Stock Certificate of Registrant.

  10.1 (1)(3)Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare Corporation.

  10.2 (1)(3)License Agreement, dated October 21, 1991, between the Registrant and The Board of Trustees of Leland Stanford Junior University.

  10.3  (3)  Contract for the Provision of Services, dated October 5, 1993 between the Centre Hospitalier Universitaire de Nantes and SangStat Atlantique.

  10.4 (1)(3)License Agreement, dated October 13, 1993, between the
             Registrant and Pasteur Merieux Serums et Vaccine.

  10.5 (1)(3)Letter Agreement between SangStat and Ortho Biotech.

  10.6 (2)(3)1990 Stock Option Plan, as amended October 1992 and form of Stock
             Option Agreement.

  10.7 (2)(3)1993 Stock Option/Stock Issuance Plan.

  10.8  (3)  Series B Stock Purchase Agreement, dated September 21, 1989, between the Registrant and the Investors listed in Schedule A thereto.

  10.9  (3)  Series C Stock and Warrant Purchase Agreement, dated January 26,
             1990, between the Registrant and the Investors listed in Schedule A thereto.

 10.10  (3)  Series D Stock and Warrant Purchase Agreement, dated July 15, 1991, between the Registrant and the Investors listed in Schedule A thereto.

 10.11  (3)  Amendment Agreement to the Series D Stock and Warrant Purchase
             Agreement, dated October 5, 1992, between the Registrant and the Investors listed in Schedule A of that certain Series D Stock and Warrant Purchase Agreement, dated July 15, 1991.

 10.12  (3)  Note and Warrant Purchase Agreement, dated October 2, 1992, between the Registrant and the Investors listed in the Schedule of Lenders thereto.

 10.13  (3)  Series E Stock and Warrant Purchase Agreement, dated April 19,
             1993, between the Registrant and the Investors listed in Schedule A thereto.

 10.14 (2)(3)Amended and Restated Shareholders Agreement, dated January 26,
             1990, between the Registrant and Philippe Pouletty.


 10.15  (3)  Equipment Lease Agreement dated October 11, 1990 between SangStat and David Rammler.

 10.16  (3)  Real Property Lease, dated August 20, 1990, between the Registrant and Menlo Business Park and Patrician Associates, Inc.

 10.17  (3)  Lease Agreement dated September 1, 1993 between SangStat Atlantique and Center Hospitalier.

 10.18  (7)  Form of Indemnification Agreement to be entered into between the
             Registrant and each of its officers and directors.


 10.19 (1)(3)License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University.

 10.20  (3)  Letter Agreement between the Registrant and Baxter Healthcare
             Corporation dated December 11, 1993.

 10.21 (1)(5)License Agreement with Pasteur Merieux Serums et Vaccins.

 10.22 (2)(5)Supply Agreement with Pasteur Merieux Serums et Vaccins.

 10.23  (4)  Common Stock Purchase Agreement, dated December 23, 1994, between the Registrant and the Investors listed in Schedule A thereto.

 10.25  (8)  Rights Agreement, dated as of August 14, 1995, between the
             Registrant and First National Bank of Boston.

 10.26 Real Property Sub-Lease, dated March 8, 1999, between the Registrant and Kelley-Clarke, Inc. Real Property lease between Kelly-Clarke Inc. and Kaiser Development Company dated September 1, 1988 as amended on February 26, 1990, May 1, 1990, May 5, 1990, and April 19, 1995

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

        (5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-88432).

        (6) Previously filed as an Exhibit to Registrant's Form 8-K filed August 14, 1995.

        (7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-B filed December 4, 1995.

        (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-2301).

        (9) Previously filed as Exhibits to the Registrant's Form 8-K/A as amended on December 14, 1998.