Form 10-Q
period 1999-03-31
SANGSTAT MEDICAL CORP
filed 1999-05-17
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                           [X]  Yes      [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       16,393,110

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----

           CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 1999 and December 31, 1998...........................

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1999 and 1998.....................

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Three Months Ended March 31, 1999 and 1998.....................

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 1999 and 1998.....................

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....


                         PART II. OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS..............................................

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............

ITEM 5.    OTHER INFORMATION..............................................

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................

SIGNATURES................................................................

Part 1.  Financial Information
Item 1.   Financial Statements
                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                       -----------  -----------
                                                       (unaudited)      (1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................    $15,392      $16,286
  Short-term investments..............................     11,592       13,375
  Accounts receivable (net of allowance for doubtful
    accounts of $1,013 in 1999 and $929 in 1998)......     10,792       10,963
  Other receivables...................................        716        2,441
  Inventories.........................................     39,563       33,375
  Prepaid expenses....................................      2,151        1,727
                                                       -----------  -----------
         Total current assets.........................     80,206       78,167

PROPERTY AND EQUIPMENT -- Net.........................      2,870        3,134

INTANGIBLE ASSETS (Net of accumulated amortization
  of $708 in 1999 and $351 in 1998)...................     13,166       14,151
OTHER ASSETS..........................................      9,890       11,875
                                                       -----------  -----------
         TOTAL........................................   $106,132     $107,327
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................    $26,170      $25,824
  Accrued liabilities.................................      2,110        3,197
  Capital lease obligations -- current portion........        897          493
  Notes payable -- current portion....................      1,754        1,825
                                                       -----------  -----------
         Total current liabilities....................     30,931       31,339

CAPITAL LEASE OBLIGATIONS.............................        417          765
NOTES PAYABLE.........................................     25,427       15,636

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000
    shares authorized; none outstanding...............        --           --
  Common stock, $.001 par value, 25,000 shares
    authorized; outstanding: 1999, 16,393 shares;
    1998, 16,215 shares...............................    161,505      160,251
  Accumulated deficit.................................   (109,993)    (100,270)
  Accumulated other comprehensive income..............     (2,155)        (394)
                                                       -----------  -----------
         Total stockholders' equity...................     49,357       59,587
                                                       -----------  -----------
         TOTAL........................................   $106,132     $107,327
                                                       ===========  ===========

 (1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                      Three Months Ended
                                          March 31,
                                      -------------------
                                        1999      1998
                                      --------- ---------
REVENUES:
 Net product sales...................  $10,103    $1,543
 Revenue from collaborative
   agreements........................      425       --
                                      --------- ---------
 Total revenues......................   10,528     1,543
                                      --------- ---------

COSTS AND OPERATING EXPENSES:
 Cost of sales and manufacturing
   expenses..........................    5,841     1,563
 Research and development............    4,232     3,082
 Selling, general and administrative.    9,970     4,631
 Amortization of intangible assets...      357       --
                                      --------- ---------
 Total costs and operating expenses..   20,400     9,276
                                      --------- ---------
  Loss from operations...............   (9,872)   (7,733)

INTEREST INCOME -- NET...............       23     1,093
                                      --------- ---------
LOSS BEFORE INCOME TAXES.............   (9,849)   (6,640)
INCOME TAXES.........................      126       --
                                      --------- ---------
NET LOSS.............................  ($9,723)  ($6,640)
                                      ========= =========

NET LOSS PER SHARE -- Basic
   and diluted (Note 3)..............   ($0.60)   ($0.41)
                                      ========= =========

WEIGHTED AVERAGE COMMON SHARES --
   Basic and diluted (Note 3)........   16,308    16,015
                                      ========= =========

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                      Three Months Ended
                                          March 31,
                                      -------------------
                                        1999      1998
                                      --------- ---------
Net loss.............................  ($9,723)  ($6,640)
Unrealized gains and losses on
  marketable securities classified
  as available for sale..............     (773)     (397)
Foreign currency translation
  adjustments........................     (988)        9
                                      --------- ---------
                                      ($11,484)  ($7,028)
                                      ========= =========

                         SANGSTAT MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1999       1998
                                                          ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................   ($9,723)   ($6,640)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................     1,297        232
     Stock compensation expense..........................        28        --
     Changes in assets and liabilities:
       Accounts receivable...............................       171       (491)
       Other receivables.................................     1,725       (286)
       Inventories.......................................    (6,188)    (1,764)
       Prepaid expenses..................................      (424)       868
       Accounts payable..................................       346      1,446
       Accrued liabilities...............................    (1,087)        58
                                                          ---------- ----------
          Net cash used in operating activities..........   (13,855)    (6,577)
                                                          ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...................        34       (480)
   Maturities of short-term investments..................     2,385      2,799
   Purchase of short-term investments....................    (1,375)    (2,197)
   Other assets..........................................     2,408       (955)
                                                          ---------- ----------
    Net cash provided by (used in) investing activities..     3,452       (833)
                                                          ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock..................................     1,226         76
   Sale of convertible notes payable.....................     9,550        --
   Notes payable repayments..............................      (187)      (128)
   Repayment of capital lease obligations................       (93)       (91)
                                                          ---------- ----------
    Net cash provided by (used in) financing activities..    10,496       (143)
                                                          ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................      (987)        (4)
                                                          ---------- ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........      (894)    (7,557)
CASH AND EQUIVALENTS, Beginning of period................    16,286     50,631
                                                          ---------- ----------
CASH AND EQUIVALENTS, End of period......................   $15,392    $43,074
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest..............      $103        $71
                                                          ========== ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases................     $ --         $18
                                                          ========== ==========
   Unrealized loss on investments........................     ($773)     ($397)
                                                          ========== ==========

                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


2. Acquisition

On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's (PMC) organ transplant business known as IMTIX. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The transaction valued at $31 million was accounted for as a purchase and consisted of $10 million paid upon closing and a non-interest bearing note of $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable is discounted at a rate of 9.25%. In addition, the Company will pay PMC certain royalties on IMTIX-SangStat product sales. Approximately $3.2 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the third quarter of 1998. Approximately $14.2 million of the purchase price was allocated to various specified intangible assets and is being amortized over their estimated useful lives ranging from five to fourteen years. Additionally, as part of the acquisition, the Company has approximately $6.0 million of restricted cash that serves as collateral for the standby letter of credit in favor of PMC.


3. Loss Per Share

Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and convertible notes have been excluded as their effect would be antidilutive.


The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                      Three Months Ended
                                          March 31,
                                      -------------------
                                        1999      1998
                                      --------- ---------
Net loss (numerator):
 Net loss - basic and diluted........  ($9,723)  ($6,640)
                                      ========= =========

Shares (denominator):
 Weighted average common shares
  outstanding -- basic and diluted...   16,308    16,015
                                      ========= =========

Net loss per share -- basic
  and diluted.........................  ($0.60)   ($0.41)
                                      ========= =========


4. Comprehensive Earnings (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                           March 31,    December 31,
                                             1999           1998
                                         ------------   ------------
Unrealized gain (loss) on
  investments........................        ($1,242)         ($469)
Accumulated translation adjustments..           (913)            75
                                         ------------   ------------
  Total..............................        ($2,155)         ($394)
                                         ============   ============

5. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                           March 31,    December 31,
                                             1999           1998
                                         ------------   ------------
Raw materials.......................         $22,055        $18,104
Work-in-progress....................          10,496          8,945
Finished goods......................           7,012          6,326
                                         ------------   ------------
  Total.............................         $39,563        $33,375
                                         ============   ============


6. Notes Payable

In March 1999, the Company issued $10 million principal amount of convertible notes due March 30, 2004. These notes bear interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The notes are convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The notes will be accreted to their face amount over the five year term.


7. Business Segment Data

The Company is a specialty pharmaceutical company engaged in the discovery, development, manufacturing and marketing of transplantation products worldwide as well as applying a disease management approach to improve the outcome of organ transplantation. The Company is organized and operates in two business segments: transplantation products and transplantation services. Transplantation products consist primarily of products for patient monitoring and therapeutic products for preventing and treating organ rejection. Transplantation services consist principally of mail order pharmaceutical and patient management services. The following information is presented in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information"  (in thousands).

                      Three
                     Months       Transplantation
                      ended   ---------------------
                    March 31,  Products   Services    Total
                    --------- ---------- ---------- ---------
Net revenues......      1999     $7,475     $3,053   $10,528
                        1998        222      1,321     1,543

Interest income...      1999        465        --        465
                        1998      1,144        --      1,144

Interest expense..      1999        442        --        442
                        1998         51        --         51

Depreciation and
 amortization.....      1999      1,232         65     1,297
                        1998        215         17       232

Segment loss......      1999     (9,211)      (512)   (9,723)
                        1998     (6,518)      (122)   (6,640)

Segment assets....      1999    102,453      3,679   106,132
                        1998     97,096      1,586    98,682


8. Recently Issued Accounting Standards

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

9. Litigation

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. The Novartis patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis seeks the following relief: (i) a finding that SangStat willfully infringed the patent; (ii) to permanently enjoin SangStat from infringing the Novartis patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses. SangStat believes that the lawsuit is without merit and that it does not infringe upon the Novartis patent. SangStat intends to defend itself vigorously against this claim.

Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suit, SangStat could be enjoined from selling SANGCYA for a significant period of time or ultimately be prevented from selling SANGCYA. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SANGCYA entirely, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SANG-2000 is not covered by this lawsuit and the Company does not believe that this lawsuit will have an impact on the regulatory approval of SANG-2000. No adjustments have been made in the accompanying consolidated financial statements relating to this litigation. On April 15, 1999, the Company filed its answer in the patent infringement lawsuit filed by Novartis. SangStat also filed a counterclaim against Novartis alleging that Novartis violated the antitrust laws by engaging in a series of anticompetitive acts designed and intended to exclude SangStat from the market. Novartis' answer is due May 18, 1999 and discovery will not begin until after the answer is filed.

Novartis also sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SANGCYA in October 1998. The lawsuit against the FDA appears to be based on arguments similar to those used in the failed citizen's petition in which Novartis alleged that because Neoral and SANGCYA, both oral solutions, are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SANGCYA. Loss of the "AB" rating would prevent SANGCYA from being automatically substitutable for Neoral oral solution, which would impede the marketing of SANGCYA. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. In order to defend its interests vigorously, SangStat filed a Motion for Leave to Intervene in this lawsuit on February 23, 1999 and the court granted the Company's motion to intervene. The FDA filed a motion to dismiss the lawsuit on April 12, 1999. The Court has not yet ruled on that motion.


10. Subsequent Event

On May 10, 1999, the Company and Abbott Laboratories announced that they have signed a multi-year co-promotion, distribution and research agreement for SangCyaTM (Cyclosporine Oral Solution [MODIFIED]) 100 mg/mL and cyclosporine capsules in the United States. As part of this agreement, Abbott made a $ 7 million equity investment on May 7, 1999 and the Company can, at its option, have Abbott make a second $7 million equity investment in the Company 90 days following the first investment. In addition, Abbott shall make up-front and milestone payments and a long-term loan to the Company which will be funded on or before May 21, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended March 31, 1999 and 1998

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first three months of the year, the Company continued the launch of its two lead products, filed for approval of SangCya capsules in Europe, conducted clinical studies on these and other products, supported the sales and marketing teams and continued the expansion of THE TRANSPLANT PHARMACYT.


Total revenues.  Net product sales in the first quarter of 1999 increased
to $10,528,000 from $1,543,000 in the same quarter of 1998.   The increase
of $8,985,000 or 582% reflects the consolidation of revenues from IMTIX-SangStat, the launch of SangCya oral solution and Thymoglobulin in the U.S. and growth of THE TRANSPLANT PHARMACY. Revenue from collaborative agreements was $425,000 for the quarter ended March 31, 1999.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $5,841,000 for the first quarter ended March 31, 1999 as compared with $1,563,000 in the same period in 1998. The increase of $4,278,000 or 273% was substantially due to additional costs associated with increased sales of therapeutic products, including sales by IMTIX-SangStat, and THE TRANSPLANT PHARMACY.

Research and development. Research and development expenses were $4,232,000 in the first quarter of 1999 compared to $3,082,000 in the same period in 1998. The increase primarily reflects an increase in spending for SangCya Capsules, THYMOGLOBULIN, AZATHIOPRINE and the addition of IMTIX-SangStat research & development spending. In addition, the Company continued to expand its clinical and regulatory activities for SANGCYA, SANG-2000 and THYMOGLOBULIN.

Selling, general and administrative. Selling, general and administrative expenses increased to $9,970,000 in the first quarter of 1999 from $4,631,000 in the same quarter of the previous year. This increase of $5,339,000 or 115% primarily reflects the consolidation of IMTIX-SangStat expenses, the Company's build-up of its commercial infrastructure, launch activities in the U.S. for SangCya oral solution and Thymoglobulin, pre-launch activities for SangCya oral solution in Europe, and support for the growing number of patients in THE TRANSPLANT PHARMACY.

Interest income - net. Interest income - net decreased by $1,070,000 or 98% to $23,000 in the first quarter of 1999 from $1,093,000 in the same quarter of the previous year. The decrease reflects the decrease in the average cash balance available for investment as a result of the Company's use of cash for operating activities and the increase in interest expense due to the notes payable obtained by the Company.


Income taxes. For the quarter ended March 31, 1999, the Company recorded a tax benefit of $126,000 based upon the financial results of its overseas operations. A tax provision was not required in first quarter of 1998.

Net loss. The Company's net loss increased to $9,723,000 or $0.60 per share in the first quarter of 1999, compared with a net loss of $6,640,000 or $0.41 per share in the first quarter of 1998. The increase primarily reflects increases in costs of sales and manufacturing expenses and selling, general and administrative expenses offset by an increase in revenues.

Liquidity and Capital Resources

During the first three months of 1999 and 1998, the net cash used in operating activities was approximately $13,855,000 and $6,577,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods and the purchase of inventory. As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $26,984,000 and total assets of $106,132,000.

Net cash provided by investing activities for the first quarter ended March 31, 1999 was $3,452,000 as compared to net cash used of $833,000 for the comparable period in 1998. The amount in 1999 is primarily the result of the maturity of short-term investments and a decrease in other assets, partially offset by the purchase of short-term investments.

Net cash provided by financing activities for the first quarter ended March 31, 1999 was $10,496,000 as compared to net cash used of $143,000 for the same period in 1998. The amount in 1999 was substantially comprised of proceeds received from the issuance of convertible notes payable. In March 1999, the Company issued $10 million principal amount of convertible notes due March 30, 2004. These notes bear interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The notes are convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The notes will be accreted to their face amount over the five year term.

On May 10, 1999, the Company and Abbott Laboratories announced that they have signed a multi-year co-promotion, distribution and research agreement for SangCyaTM (Cyclosporine Oral Solution [MODIFIED]) 100 mg/mL and cyclosporine capsules in the United States. As part of this agreement, Abbott made a $ 7 million equity investment on May 7, 1999 and the Company can, at its option, have Abbott make a second $7 million equity investment in the Company 90 days following the first investment. In addition, Abbott shall make up-front and milestone payments and a long-term loan to the Company which will be funded on or before May 21, 1999.

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may reflect the Company's current views with respect to future events. Actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Important risk factors common to the regulatory review and approval process, as well as new product launches, could cause actual results to differ materially with regard to the approval of SangCya oral solution (in Europe) and cyclosporine capsules and market acceptance of SangCya oral solution, CycloTech, and Thymoglobulin. These factors include without limitation: (1) that data obtained from clinical trials are subject to varying interpretations, and there can be no assurance that the regulatory agencies (or the agencies' panel of experts) will agree with the Company's assessment of clinical trial results or proposed labels; (2) that there can be no assurance that the agencies will not issue new guidelines, guidance documents, policies, or regulations or otherwise have new, different or previously unknown requirements that may materially affect the approvability of the product; (3) that there can be no assurance of regulatory approval of either SangCya oral solution (in Europe) or cyclosporine capsules; (4) that competitive pressures, manufacturing or supply interruptions, or pricing actions, changes in the prescribing practices of physicians, reimbursement practices of third party payors, product liability claims or other factors could adversely impact sales of products; (5) that there can be no assurance regarding the willingness of patients, physicians, pharmacists and third-party payors to convert to SangCya, cyclosporine capsules, and Thymoglobulin, based on factors such as price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty; (7) that SangStat's products compete with drugs marketed by pharmaceutical companies that have significantly greater financial resources and established marketing and distribution channels for competing products. The drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition.

Other factors that could cause actual results to differ materially include, without limitation, uncertainty related to the current or future manufacturing of commercial quantities of SangCya, CycloTech and Thymoglobulin on commercially favorable terms, adequate and continuous supply of bulk cyclosporine drug substance, Thymoglobulin, and CycloTech devices, market acceptance, profitability, competition, the patent infringement lawsuit filed against SangStat by Novartis Pharmaceuticals, Inc. with respect to SangCya oral solution, the lawsuit filed against the FDA by Novartis Pharmaceuticals Inc. and any possible governmental investigation of The Transplant Pharmacy. For a discussion of these and other factors that might result in different outcomes, see SangStat's 1998 Form 10-K, in particular "Risks Associated with Litigation with Novartis," "Uncertainty of Market Acceptance," "Substantial Competition" and "The Transplant Pharmacy"set forth therein.

Year 2000 Issue

The Company utilizes various computer software packages in the conduct of its business activities. The Company has conducted a preliminary assessment of its internal information technology systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary assessment, the Company currently has no reason to believe that its critical internal information technology systems are not Year 2000 compliant. The Company intends to continue to assess the Year 2000 compliance of its internal information technology systems. To date, the Company has not made any material expenditures related to the Year 2000 compliance of its internal information technology systems and the Company does not currently anticipate spending any material amounts for Year 2000 remediation. Total cost of completing Year 2000 compliance is estimated to be less than $100,000. There can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. In the event Year 2000 errors or defects are discovered in the Company's internal information technology systems and the Company is not able to remedy such errors or defects in a timely manner, or the cost to remedy such errors or defects is significant, there would be a material adverse effect on the Company's business, results of operations or financial condition. The Company has not yet fully assessed the extent of its exposure, or fully investigated the plans of its suppliers and vendors to address their exposures to these year 2000 problems, and thus the Company may be adversely impacted should these organizations not successfully address this issue. Completion of this work is targeted for June 30, 1999. When all assessments have been completed, the Company will develop a contingency plan for any areas in which a Year 2000 exposure exists.

Euro-Currency

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company is currently assessing the issues raised by the introduction of the Euro. The Company has made and expects to continue to make changes to its internal systems in preparation for the recently introduced Euro. The Company further expects that introduction and use of the Euro will affect the Company's foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 1999, the Company filed its answer in the patent infringement lawsuit filed by Novartis Pharmaceuticals Corporation ("Novartis"). SangStat also filed a counterclaim against Novartis alleging that Novartis violated the antitrust laws by engaging in a series of anticompetitive acts designed and intended to exclude SangStat from the market. Novartis' answer is due May 18, 1999. With respect to the FDA lawsuit, the Court granted the Company's motion to intervene. The FDA filed a motion to dismiss the lawsuit on April 12, 1999. The Court has not yet ruled on that motion.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)





DATE:  May 17, 1999           BY:  /S/ STEPHEN G. DANCE
                                ------------------------------------
                                       STEPHEN G. DANCE
                                       SENIOR VICE PRESIDENT, FINANCE