Form 10-Q
period 1999-06-30
SANGSTAT MEDICAL CORP
filed 1999-08-16
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               6300 Dumbarton Circle
                                 Fremont, CA 94555
       ------------------------------------------------------------------
                (Address of principal executive office, Zip Code)

Registrant's telephone number, including area code: 510-789-4300

                    1505 Adams Drive, Menlo Park, CA 94025
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
------------------------------------------------------------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [X]  Yes      [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       16,933,799

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----

           CONDENSED CONSOLIDATED BALANCE SHEETS
           June 30, 1999 and December 31, 1998...........................

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Six Months Ended June 30, 1999 and 1998.............

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Three and Six Months Ended June 30, 1999 and 1998.............

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

ITEM 5.    OTHER INFORMATION..............................................

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................

SIGNATURES................................................................

Part 1.  Financial Information
Item 1.   Financial Statements
                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                          June 30,  December 31,
                                                            1999        1998
                                                       -----------  -----------
                                                       (unaudited)      (1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................    $30,501      $16,286
  Short-term investments..............................      4,826       13,375
  Accounts receivable (net of allowance for doubtful
    accounts of $1,169 in 1999 and $929 in 1998)......     15,690       10,963
  Other receivables...................................        979        2,441
  Inventories.........................................     40,484       33,375
  Prepaid expenses....................................      1,237        1,727
                                                       -----------  -----------
         Total current assets.........................     93,717       78,167

PROPERTY AND EQUIPMENT -- net.........................      3,934        3,134

INTANGIBLE ASSETS (net of accumulated amortization
  of $1,044 in 1999 and $351 in 1998).................     13,087       14,151
OTHER ASSETS..........................................     10,789       11,875
                                                       -----------  -----------
         TOTAL........................................   $121,527     $107,327
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................    $18,472      $25,824
  Accrued liabilities.................................      4,263        3,197
  Capital lease obligations -- current portion........        551          493
  Deferred revenue -- current portion..................     2,156          --
  Notes payable -- current portion....................      1,682        1,825
                                                       -----------  -----------
         Total current liabilities....................     27,124       31,339


CAPITAL LEASE OBLIGATIONS..............................       501          765
DEFERRED REVENUE......................................      4,928          --
NOTES PAYABLE.........................................     40,523       15,636

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000
    shares authorized; none outstanding...............        --           --
  Common stock, $.001 par value, 25,000 shares
    authorized; outstanding: 1999, 16,934 shares;
    1998, 16,215 shares...............................    168,137      160,251
  Accumulated deficit.................................   (118,576)    (100,270)
  Accumulated other comprehensive income..............     (1,110)        (394)
                                                       -----------  -----------
         Total stockholders' equity...................     48,451       59,587
                                                       -----------  -----------
         TOTAL........................................   $121,527     $107,327
                                                       ===========  ===========

 (1) Derived from the Company's audited consolidated financial statements.

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
REVENUES:
 Net product sales...................  $14,260    $2,580    $24,363     $4,123
 Revenue from collaborative
   agreements........................      125       310        550        310
                                      --------- --------- ---------- ----------
 Total revenues......................   14,385     2,890     24,913      4,433
                                      --------- --------- ---------- ----------

COSTS AND OPERATING EXPENSES:
 Cost of sales and manufacturing.....    7,503     2,374     13,343      3,937
 Research and development............    3,558     4,227      7,790      7,309
 Selling, general and administrative.   11,149     6,163     21,119     10,796
 Amortization of intangible assets...      336       --         693        --
                                      --------- --------- ---------- ----------
 Total costs and operating expenses..   22,546    12,764     42,945     22,041
                                      --------- --------- ---------- ----------
  Loss from operations...............   (8,161)   (9,874)   (18,032)   (17,608)

OTHER INCOME (EXPENSE) -- NET........     (390)      890       (368)     1,984
                                      --------- --------- ---------- ----------
LOSS BEFORE INCOME TAXES.............   (8,551)   (8,984)   (18,400)   (15,624)
LOSS BEFORE INCOME TAXES.............   (9,849)   (6,640)
INCOME TAX (PROVISION) BENEFIT.......      (32)      --          94        --
                                      --------- --------- ---------- ----------
NET LOSS.............................  ($8,583)  ($8,984)  ($18,306)  ($15,624)
                                      ========= ========= ========== ==========


NET LOSS PER SHARE (Basic and diluted)  ($0.51)   ($0.56)    ($1.11)    ($0.97)
                                      ========= ========= ========== ==========

Shares Used in Per Share Computations
  (Basic and diluted)................   16,719    16,054     16,516     16,034
                                      ========= ========= ========== ==========

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                      Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
Net loss.............................  ($8,583)  ($8,984)  ($18,306)  ($15,624)
Unrealized gains and losses on
  marketable securities classified
  as available for sale..............      599      (371)      (174)      (767)
Foreign currency translation
  adjustments........................      446         4       (542)        13
                                      --------- --------- ---------- ----------
                                       ($7,538)  ($9,351)  ($19,022)  ($16,378)
                                      ========= ========= ========== ==========

                         SANGSTAT MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            1999       1998
                                                          ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................  ($18,306)  ($15,624)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................     2,297        503
     Loss on disposal of property and equipment...........      174        --
     Deferred revenue.....................................    7,084        --
     Stock compensation expense..........................        57        --
     Changes in assets and liabilities:
       Accounts receivable...............................    (4,727)      (984)
       Other receivables.................................     1,462       (138)
       Inventories.......................................    (7,109)    (4,189)
       Prepaid expenses..................................       490      1,121
       Accounts payable..................................    (7,352)     2,065
       Accrued liabilities...............................     1,067         62
                                                          ---------- ----------
          Net cash used in operating activities..........   (24,863)   (17,184)
                                                          ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...................    (1,799)      (721)
   Maturities of short-term investments..................     9,749     18,665
   Purchase of short-term investments....................    (1,375)    (1,950)
   Other assets..........................................     1,458     (1,014)
                                                          ---------- ----------
    Net cash provided by investing activities............     8,033     14,980
                                                          ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock..................................     7,829        284
   Notes payable borrowings...............................   25,520        --
   Notes payable repayments..............................    (1,529)      (252)
   Repayment of capital lease obligations................      (233)      (185)
                                                          ---------- ----------
    Net cash provided by financing activities............    31,587       (153)
                                                          ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................      (542)        15
                                                          ---------- ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........    14,215     (2,342)
CASH AND EQUIVALENTS, Beginning of period................    16,286     50,631
                                                          ---------- ----------
CASH AND EQUIVALENTS, End of period......................   $30,501    $48,289
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest..............       $96       $132
                                                          ========== ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases................       $27       $159
                                                          ========== ==========
   Unrealized loss on investments........................     ($174)     ($768)
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):



                                      Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
Net loss (Numerator):
 Net loss - Basic and Diluted........   $8,583    $8,984    $18,306    $15,624
                                      ========= ========= ========== ==========

Shares (Denominator):
 Weighted average common shares
  outstanding -- basic and diluted...   16,719    16,054     16,516     16,034
                                      ========= ========= ========== ==========

Net Loss Per Share -- Basic
  and Diluted.........................   $0.51     $0.56      $1.11      $0.97
                                      ========= ========= ========== ==========


4. Comprehensive Earnings (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                            June 30,    December 31,
                                              1999          1998
                                         ------------   ------------
Unrealized gain (loss) on
  investments........................          ($643)         ($469)
Accumulated translation adjustments..           (467)            75
                                         ------------   ------------
  Total .............................        ($1,110)         ($394)
                                         ============   ============





5. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                            June 30,    December 31,
                                              1999          1998
                                         ------------   ------------
Raw materials.......................         $20,737        $18,104
Work-in-progress....................          10,651          8,945
Finished goods......................           9,096          6,326
                                         ------------   ------------
  Total.............................         $40,484        $33,375
                                         ============   ============



6.   Co-promotion, Distribution and Research Agreement


In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. As part of this agreement, Abbott made an equity investment of $7 million in May 1999 in exchange for approximately 534,000 shares of common stock. In addition, Abbott made an up-front payment of $7 million and a long-term loan of $16 million to the Company. In August 1999, Abbott made a second equity investment of $7 million in exchange for approximately 360,000 shares of common stock and a further milestone payment of $6 million. All up-front and milestone payments are recorded as deferred revenue and recognized rateably over the term of the agreement. In connection with the equity investment, Abbott and SangStat entered into a Call Option Agreement, a Right of First Refusal Agreement, and a Registration Rights Agreement. In addition, Abbott and SangStat amended and restated their existing Supply Agreement.

7. Notes Payable

In March 1999, the Company issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The note will be accreted to its face amount over the five year term.

In May 1999, the Company received a loan of $16 million from Abbott Laboratories. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya. The Company may repay the loan, together with unpaid interest, at any time up to December 31, 2004.


8. Business Segment Data

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



                      Three
                     Months       Transplantation
                      ended   ---------------------
                     June 30,  Products   Services    Total
                    --------- ---------- ---------- ---------
Net revenues......      1999        $11,108         $3,277   $14,385
                        1998          1,178          1,712     2,890

Interest income...      1999            409                      409
                        1998            935                      935

Interest expense..      1999            574                      574
                        1998             45                       45

Depreciation and
 amortization.....      1999            591             30       621
                        1998            254             17       271

Segment loss......      1999         (8,199)          (384)   (8,583)
                        1998         (8,178)          (806)   (8,984)

Segment assets....      1999        117,225          4,302   121,527
                        1998         87,602          2,497    90,099

                       Six
                     Months       Transplantation
                      ended   ---------------------
                     June 30,  Products   Services    Total
                    --------- ---------- ---------- ---------
Net revenues......      1999        $18,583         $6,330   $24,913
                        1998          1,400          3,033     4,433

Interest income...      1999            465                      465
                        1998          1,144                    1,144

Interest expense..      1999            442                      442
                        1998             51                       51

Depreciation and
 amortization.....      1999          2,236             61     2,297
                        1998            469             34       503

Segment loss......      1999        (17,410)          (896)  (18,306)
                        1998        (14,696)          (928)  (15,624)


9. Recently Issued Accounting Standards

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

10. Litigation

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonably attorneys' fees , costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendents") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendents from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs.

Novartis US also sued the FDA on February 11, 1999 in the United States
District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya oral solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya oral solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SangCya oral solution. Loss of the "AB" rating would prevent SangCya oral solution from being automatically substitutable for Neoral oral solution, which would impede the marketing of SangCya oral solution. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. SangStat has intervened in this lawsuit in order to protect its interests. The Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three and Six Months Ended June 30, 1999 and 1998

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first six months of the year, the Company continued the launch of its two lead products, filed for approval of SangCya capsules in Europe, conducted clinical studies on these and other products, supported the sales and marketing teams and continued the expansion of THE TRANSPLANT PHARMACYT.


Total revenues. Net product sales in the second quarter of 1999 grew to $14,385,000 from $2,890,000 in the same quarter of 1998 and were $24,913,000 for the six months ended June 30, 1999 as compared to $4,433,000 for the same period in 1998. Both the increase for the second quarter and the six months ended June 30, 1999 reflect the consolidation of revenues from IMTIX-SangStat, the sales of SangCya oral solution and Thymoglobulin in the U.S. and growth of THE TRANSPLANT PHARMACY. Revenue from collaborative agreements was $125,000 and $550,000 for the three and six months ended June 30, 1999, respectively.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $7,503,000 in the second quarter of 1999 compared to $2,374,000 in the same period in 1998 and were $13,343,000 for the first six months of 1999 compared to $3,937,000 in the same period in 1998. The increases of $5,129,000 or 216% and $9,406,000 or 239% for the three and six months ended June 30, 1999, respectively, were substantially due to additional costs associated with increased sales of therapeutic products, including sales by IMTIX-SangStat, and THE TRANSPLANT PHARMACY.

Research and development. Research and development expenses decreased by $669,000 in the second quarter of 1999 from the second quarter of 1998. The decrease reflects a decline in research and clinical development expenses. For the six months ended June 30, 1999, research and development expenses increased $481,000 from the same period in 1998. The increase primarily reflects an increase in spending for the Company's products and the addition of research & development spending for the Company's European operations. In addition, the Company continued to expand its clinical and regulatory activities for SangCya, Sang-2000 and Thymoglobulin.

Selling, general and administrative. Selling, general and administrative expenses rose $4,986,000 or 81% between the second quarters of 1999 and 1998 and increased $10,324,000 or 96% in the first six months of 1999 over the first six months of 1998. These increases primarily reflect the consolidation of IMTIX-SangStat expenses, the Company's build-up of its commercial infrastructure, continued launch activities in the U.S. for SangCya oral solution and Thymoglobulin, pre-launch activities for SangCya oral solution in Europe, and support for the growing number of patients in THE TRANSPLANT PHARMACY.

Other income (expense) - net. Other income (expense) - net decreased by $1,280,000 and $2,352,000 for the three and six months ended June 30 1999, respectively, from the comparable periods in 1998. The decrease reflects the reduction in the average cash balance available for investment as a result of the Company's use of cash for operating activities and the increase in interest expense due to the notes payable obtained by the Company.

Income taxes. For the six months ended June 30, 1999, the Company recorded a tax benefit of $94,000 based upon the financial results of its overseas operations. A tax provision was not required for the comparable period in 1998.

Net loss. The Company's net loss decreased to $8,583,000 or $0.51 per share in the second quarter of 1999, compared with a net loss of $8,984,000 or $0.56 per share in the same period in 1998. The decrease is primarily the result of higher therapeutic product revenues in the U.S. For the six months ended June 30, 1999, the loss was $18,306,000 or $1.11 per share compared with a loss of $15,624,000 or $0.97 per share for the same period in 1998. The increase reflects an increase in cost of sales and manufacturing expenses and selling, general and administrative expenses partially offset by an increase in revenues.

Liquidity and Capital Resources

During the first six months of 1999 and 1998, the net cash used in operating activities was approximately $24,863,000 and $17,184,000, respectively. The increase in net cash used in operating activities in these periods is due substantially to the increased amount of net loss incurred in each of these periods, the purchase of inventory and reduction of accounts payable, partially offset by an increase in deferred revenue. As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $35,327,000 and total assets of $121,527,000.

Net cash provided by investing activities for the six months ended June 30, 1999 was $8,033,000 as compared to $14,980,000 for the comparable period in 1998.
The amount in 1999 is primarily the result of the maturity of short-term investments, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 1999 was $31,587,000 as compared to net cash used of $153,000 for the same period in 1998. The increase is due to an increase in notes payable and the issuance of common stock. In March 1999, the Company issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The note will be accreted to its face amount over the five-year term.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. As part of this agreement, Abbott made an equity investment of $7 million in May 1999 in exchange for approximately 534,000 shares of common stock. In addition, Abbott made an up-front payment of $7 million and a long-term loan of $16 million to the Company. In August 1999, Abbott made a second equity investment of $7 million in exchange for approximately 360,000 shares of common stock and a further milestone payment of $6 million. All up-front and milestone payments are recorded as deferred revenue and recognized rateably over the term of the agreement. In connection with the equity investment, Abbott and SangStat entered into a Call Option Agreement, a Right of First Refusal Agreement, and a Registration Rights Agreement. In addition, Abbott and SangStat amended and restated their existing Supply Agreement.

In the opinion of management, the Company has sufficient funds to continue operations for at least the next twelve months.


Year 2000 Issue

The ability of the Company's computer systems and equipment to address the Year 2000 issue, as well as those of its key suppliers and customers, represents a potential risk for the Company. The Company has completed a risk assessment covering three major areas: information technology systems, hardware, equipment and instrumentation, and third party relationships. A special task force was established by the Company to develop an action plan to address Year 2000 compliance. The current status of our Year 2000 compliance efforts in these three areas is set forth below:

Information technology systems. Most of the Company's key business information systems have now been made Year 2000 compliant. Since the Company utilizes purchased software packages for all critical business systems, the major task was to obtain, install and test the Year 2000 compliant versions of the various software packages. We have completed this process for the majority of our business systems, and are actively working with the software vendors to obtain and install Year 2000 compliant versions for the remaining systems as soon as possible. The Company expects to be fully Year 2000 compliant in this area by September 30, 1999.

Hardware, equipment and instrumentation. The Company has identified all items of hardware, equipment and instrumentation that might be affected by the Year 2000 issue and has developed a comprehensive program to ensure compliance. As part of this program, the Company retained a consultant to assist in the upgrade of its hardware and equipment. The Company has completed and tested Year 2000 compliance on 94% of the hardware and equipment that was identified and will reach 100% compliance by August 31, 1999.

Third Party Relationships.      This program focuses on minimizing the risks
associated with Year 2000 compliance in the following areas: (i) the ability of our key suppliers to continue providing products and services on a timely basis in the year 2000, (ii) the year 2000 compliance of products supplied to us and
(iii) the ability of our key customers to order, receive and pay for products that we sell to them. We have sent out requests for information and certification of Year 2000 compliance and have received responses from many of our key suppliers and customers. We are presently following up with the remaining suppliers and customers and expect to have certification from them by September 30, 1999.

The total out-of-pocket costs of our Year 2000 compliance program have been less than $100,000 as of June 30, 1999 and the Company currently estimates that total costs will not exceed that amount. Most of the costs incurred have been on hardware upgrades and outside consultants.

Although the Company does not presently anticipate any significant issues with regards to Year 2000 compliance, there is a risk that Year 2000 errors or defects will not be discovered in the Company's internal information technology systems. The Company may also be at risk if its suppliers and customers fail to adequately address their exposures to the year 2000 issues. Such failure could limit the ability of the Company to manufacture and sell products or otherwise
conduct its business.   Where practicable, the Company will attempt to minimize
the risks associated with such third parties being non-compliant. Plans to do this include, among other things, stocking additional finished goods inventory and monitoring our distribution channel inventories. With regard to the Company's Year 2000 compliance plan, there can be no assurance that (i) the Company will be able to identify all Year 2000 compliance issues affecting its internal systems and equipment, and its key suppliers and customers, (ii) the Company's key vendors and customers will be correct in their assertions that they are Year 2000 compliant, (iii) the Company's estimate of the cost to achieve Year 2000 compliance will ultimately prove to be accurate or (iv) the Company will be able to remedy such errors or defects in a timely manner. Should any of these situations occur, there would be a material adverse effect on the Company's business, results of operations and financial condition.

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

Risk Factors

History of Operating Losses; Future Profitability Uncertain. SangStat was incorporated in 1988 and has experienced significant operating losses since that date. As of December 31, 1998, the Company's accumulated deficit was $100,270,000. The Company's operating expenses have increased from approximately $17.3 million to $31.0 million to $60.9 million over the last three fiscal years. Total revenues increased from approximately $2.4 million to $4.5 million to $19.7 million while losses from operations increased from approximately $14.9 million to $26.5 million to $41.3 million over the last three fiscal years. There can be no assurance that the Company will ever achieve significant revenues from product sales or profitable operations. To date, the Company's product revenues have been substantially dependent on sales of certain organ transplantation products, including a limited number of monitoring products, international sales of Thymoglobulin and Lymphoglobuline, and limited initial sales in North America of Thymoglobulin and SangCya Oral Solution.

Future Growth Dependent on Sales of Key Products. The Company expects to derive a majority of its future revenues from sales of SangCya oral solution, cyclosporine capsules (to be co-promoted with Abbott Laboratories in the United States under a trademark to be determined, and sold as SangCya capsules outside the United States), and Thymoglobulin. SangCya oral solution and Thymoglobulin were launched in the United States in November 1998 and February 1999, respectively. SangCya oral solution was launched in the United Kingdom in April 1999. On March 31, 1999, the Company filed in the United Kingdom (UK) for marketing authorization for SangStat's SangCya capsules for prevention of rejection in solid organ transplant recipients. The Company will be marketing cyclosporine capsules in the United States under its co-promotion agreement with Abbott Laboratories. Accordingly, any factor adversely affecting the regulatory approval or sale of these key products, individually or collectively, would have a material adverse effect on the Company's business, financial condition and results of operations. Sales of these key products could be adversely affected by competitive changes, regulatory matters, manufacturing or supply interruptions, number of contracts with managed care providers and group purchasing organization, factors affecting production, marketing or pricing actions, changes in the prescribing practices of transplant physicians, reimbursement practices of third party payors, product liability claims or other factors. In particular, with respect to SangCya oral solution and cyclosporine capsules, sales may be affected by perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic, the availability and acceptance of the CycloTech device to be used in connection with SangCya oral solution, other generic competitors, and intense competitive pressure from Novartis as well as the Novartis litigation. Failure of sales to meet forecasts may also cause excessive inventory build-up, which, if not sold prior to lot expiration, may be required to be taken as a charge against earnings. . See "-Uncertainty of Market Acceptance;" "-Substantial Competition;" and "-Litigation with Novartis."

Litigation with Novartis. On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent; (ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees , costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs.

Although the Company is optimistic that these disputes will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suits, SangStat could be enjoined from selling SangCya oral solution for a significant period of time or ultimately be prevented from selling SangCya oral solution in both the US and the UK. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SangCya oral solution entirely in the US and the UK, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SangCya capsules are not covered by these lawsuits and the Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US or the UK.

Novartis US also sued the FDA on February 11, 1999 in the United States
District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya oral solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya oral solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SangCya oral solution. Loss of the "AB" rating would prevent SangCya oral solution from being automatically substitutable for Neoral oral solution, which would impede the marketing of SangCya oral solution. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. SangStat has intervened in this lawsuit in order to protect its interests. The Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US.

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

The Company's product candidates will require extensive development, testing and investment, as well as regulatory approval prior to commercialization. The Company's other pharmaceutical product candidates have not been approved for commercial sale in any country. Cost overruns due to unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy would prevent or substantially slow down the development effort and ultimately would have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company's research and development efforts will be successful and that any given product will be approved by appropriate regulatory authorities or that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, will not infringe the proprietary rights of others or will achieve market acceptance.

Risks Associated With the Manufacture of SangCya oral solution and capsules, and Thymoglobulin. Cyclosporine is particularly difficult to manufacture and there can be no assurance that SangCya oral solution or capsules can be manufactured in commercial quantities at an economical cost. The Company has contracted for commercial scale production of cyclosporine bulk material (i.e. the active ingredient of cyclosporine) for SangCya oral solution and capsules from Gensia Sicor and Abbott Laboratories. Gensia has been qualified as a supplier of cyclosporine bulk material in the SangCya oral solution ANDA. SangStat has filed a supplemental application to its SangCya oral solution ANDA to qualify Abbott as an alternative cyclosporine raw material supplier. This supplemental application has not yet been approved. The Company has also separately subcontracted the manufacture of SangCya oral solution and capsules with Eli Lilly. There can be no assurance that such third parties will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Thymoglobulin is also difficult to manufacture and there can be no assurance that SangStat will be able to manufacture commercial quantities at an economical cost. The Company acquired the IMTIX division of PMC in 1998, including certain manufacturing capabilities with respect to Thymoglobulin. From time to time, prior to the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin product for commercial sale. Since the acquisition, all batches of Thymoglobulin have met manufacturing specifications. Even after the acquisition, the Company still relies on PMC for certain important manufacturing services, including, but not limited to, quality assurance and quality control, as well as lyophilization. There can be no assurance that PMC will continue to provide these critical manufacturing services to the Company in an effective manner or without interruption. There can be no assurance that the Company will not experience manufacturing difficulties with respect to Thymoglobulin in the future which may impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Uncertainty of Market Acceptance. Whether or not regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. In particular, there can be no assurance that the Company's products and product candidates would obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payors to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company or third-party distributors or agents retained by the Company. There can be no assurance that patients, physicians, pharmacists, or third-party payors will accept the Company's products. In particular, with respect to SangCya oral solution and capsules (if product approval is obtained), there can be no assurance that the Company will be successful in taking significant market share away from Novartis.

Volatility of Common Stock Price. The market prices for securities of pharmaceutical and biotechnology companies, including the Company, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of new therapeutic products by the Company or its competitors, announcements regarding collaborative agreements, governmental regulation, clinical trial results, developments in patent or other proprietary rights, litigation, public concern as to the safety of drugs developed by the Company or others, comments made by securities analysts and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the realization of any of the risks described on this 10-Q could have a significant and adverse impact on the market price.

Ability to Manage Growth. The Company continues to experience a period of expansion of its operations that places a strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize SangCya oral solution and capsules without infringing patent or other proprietary rights of Novartis or other third parties. The Company has been sued by Novartis for patent infringement. See "-- Litigation with Novartis."

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

Substantial Competition. The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effectiveness marketing, distribution and price. With respect to Thymoglobulin, SangCya oral solution, cyclosporine capsules, and azathioprine, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than the Company. There can be no assurance that the Company will be able to compete successfully against Novartis. To date, the Company has a limited number of contracts with managed care providers and group purchasing organizations.
The Company's future sales will be dependent on the Company's ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. For example, the Company believes that the degree of market penetration of a cyclosporine capsule is dependent in part on whether the Company is the first company to market a bioequivalent formulation of cyclosporine. The Company believes that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by Roche Ltd. and Imuran, marketed by Glaxo Wellcome Ltd. would be competitive with SangCya oral solution and capsules and azapthioprine. Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM, marketed by Pharmacia & Upjohn Inc., Simulect, marketed by Novartis, and Zenapax, marketed by Roche Ltd., would be competitive with Thymoglobulin. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to: American Home Products Corp. (rapamycin), Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to MedImmune Inc., Eon, BioTransplant, Inc., and Ivax Corp. All of the aforementioned competitive and other drugs are commercially available for use as immunosuppressive drugs and are widely prescribed. To the extent these therapeutics, monitoring products or novel transplant procedures address the problems associated with transplantation on which the Company has focused, they may represent significant competition.

Limited Manufacturing Capability. In 1998, the Company leased a manufacturing facility in Lyon, France as part of the IMTIX transaction for the manufacture of Thymoglobulin. The Company's wholly-owned subsidiary, IMTIX-SangStat, manufactures Thymoglobulin. There can be no assurance that IMTIX-SangStat will continue to meet FDA standards governing Good Manufacturing Practices ("GMP"). The Company currently relies on PMC to perform certain services for the Company in the manufacturing process. See "--Risks Related to the Manufacture of SangCya oral solution and capsules, and Thymoglobulin."

The Company lacks facilities to manufacture any of its other drugs or drug candidates in accordance with current GMP prescribed by the FDA. The Company generally relies on third parties to manufacture compounds other than Thymoglobulin and devices for commercial sales and clinical trials, including SangCya oral solution and capsules, PRA-STAT, CycloTech, Allotrap 1258, Azathioprine and Celsior and has contracted for commercial production of these compounds and devices. There can be no assurance that manufacturers will meet FDA standards governing GMP or other regulatory guidelines, that any Biologics License Applications required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a pre-approval inspection. The Company is currently purchasing Allotrap 1258 for clinical trials from UCB Bioproducts S.A. ("UCB") located in Belgium, and intends to contract with UCB for commercial production. The Company has contracted for commercial scale production of cyclosporine bulk material for SangCya oral solution and capsules with Gensia Sicor and Abbott Laboratories. In addition, the Company has contracted for the production of its finished formulated SangCya oral solution and capsules with Eli Lilly and Company. The Company has also contracted for manufacture of azathioprine bulk material with an FDA approved manufacturer and with a separate FDA approved manufacturer for production of its finished formulated azathioprine product candidate. There can be no assurance that the Company will be able to enter into secondary commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. The Company will depend on all such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to replace its manufacturing capacity quickly or efficiently in the event that its manufacturers are unable to manufacture their products at one or more of their facilities. For certain of its potential products, the Company will need to develop its production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

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


PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonably attorneys' fees, costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendents") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendents from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs.

Novartis US also sued the FDA on February 11, 1999 in the United States
District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya oral solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya oral solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SangCya oral solution. Loss of the "AB" rating would prevent SangCya oral solution from being automatically substitutable for Neoral oral solution, which would impede the marketing of SangCya oral solution. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. SangStat has intervened in this lawsuit in order to protect its interests. The Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EDGAR Financial Data Schedule 27.1

        (b)     EXHIBITS

                EXHIBITS  DESCRIPTION

                10.26 Co-promotion Agreement dated May 7, 1999 between the Company and Abbott Laboratories Inc. (1)

                10.27 Call Option Agreement dated May 7, 1999 between the Company and Abbott Laboratories Inc.

                10.28 Right of First Refusal Agreement dated May 7, 1999 between the Company and Abbott Laboratories Inc.

                10.29 Registration Rightsl Agreement dated May 7, 1999 between the Company and Abbott Laboratories Inc.

        (c) There were no reports on Form 8-K filed during the period covered by this report.

(1) The Company has applied for confidential treatment with respect to portions of this exhibit.

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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)



DATE:  August 13, 1999           BY:  /S/ STEPHEN G. DANCE
                                ------------------------------------
                                       STEPHEN G. DANCE
                                       SENIOR VICE PRESIDENT, FINANCE