Form 10-Q
period 1999-09-30
SANGSTAT MEDICAL CORP
filed 1999-11-15
CIK 913610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                           [X]  Yes      [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

             CLASS                                       NUMBER OF SHARES
             -----                                       ----------------
         Common Stock                                       17,325,049

                          SANGSTAT MEDICAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS                                          PAGE
                                                                         ----

           CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 1999 and December 31, 1998......................

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and Nine Months Ended September 30, 1999 and 1998.......

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Three and Nine Months Ended September 30, 1999 and 1998.......

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three and Nine Months Ended September 30, 1999 and 1998.......

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

ITEM 5.    OTHER INFORMATION..............................................

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................

SIGNATURES................................................................

Part 1.  Financial Information
Item 1.   Financial Statements
                          SANGSTAT MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                       September 30,December 31,
                                                            1999        1998
                                                       -----------  -----------
                                                       (unaudited)      (1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................    $29,914      $16,286
  Short-term investments..............................      4,437       13,375
  Accounts receivable (net of allowance for doubtful
    accounts of $1,499 in 1999 and $929 in 1998)......     13,316       10,963
  Other receivables...................................      2,205        2,441
  Inventories (net of reserves of $2,278 in 1999
    and $773 in 1998                                       45,670       33,375
  Prepaid expenses....................................      1,272        1,727
                                                       -----------  -----------
         Total current assets.........................     96,814       78,167

PROPERTY AND EQUIPMENT -- net.........................      4,649        3,134

INTANGIBLE ASSETS (net of accumulated amortization
  of $1,391 in 1999 and $351 in 1998).................     12,720       14,151
OTHER ASSETS..........................................     10,489       11,875
                                                       -----------  -----------
         TOTAL........................................   $124,672     $107,327
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................    $14,029      $25,824
  Accrued liabilities.................................      5,127        3,197
  Capital lease obligations -- current portion........        530          493
  Deferred revenue -- current portion..................     3,356          --
  Notes payable -- current portion....................      4,082        1,825
                                                       -----------  -----------
         Total current liabilities....................     27,124       31,339


CAPITAL LEASE OBLIGATIONS..............................       377          765
DEFERRED REVENUE......................................     10,085          --
NOTES PAYABLE.........................................     39,662       15,636

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000
    shares authorized; none outstanding...............        --           --
  Common stock, $.001 par value, 25,000 shares
    authorized; outstanding: 1999, 17,325 shares;
    1998, 16,215 shares...............................    174,543      160,251
  Accumulated deficit.................................   (126,329)    (100,270)
  Accumulated other comprehensive loss................       (790)        (394)
                                                       -----------  -----------
         Total stockholders' equity...................     47,424       59,587
                                                       -----------  -----------
         TOTAL........................................   $124,672     $107,327
                                                       ===========  ===========

 (1) Derived from the Company's audited consolidated financial statements.

         See Notes to Condensed Consolidated Financial Statements

                          SANGSTAT MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
REVENUES:
 Net product sales...................  $14,801    $3,028    $39,164     $7,097
 Revenue from collaborative
   agreements........................       --       --         550        364
                                      --------- --------- ---------- ----------
 Total revenues......................   14,801     3,028     39,714      7,461
                                      --------- --------- ---------- ----------

COSTS AND OPERATING EXPENSES:
 Cost of sales and manufacturing.....    7,944     2,927     21,287      6,863
 Research and development............    3,129     4,801     10,919     12,110
 Selling, general and administrative.   10,444     6,478     31,564     17,273
 Acquired in-process
   research and development...........     --      3,219       --        3,219
 Amortization of intangible assets...      347       --       1,040       --
                                      --------- --------- ---------- ----------
 Total costs and operating expenses..   21,864    17,425     64,810     39,465
                                      --------- --------- ---------- ----------
  Loss from operations...............   (7,063)  (14,397)   (25,096)   (32,004)

OTHER INCOME (EXPENSE) -- NET........     (576)      804       (943)     2,787
                                      --------- --------- ---------- ----------
LOSS BEFORE INCOME TAXES.............   (7,639)  (13,593)   (26,039)   (29,217)
                                      --------- --------- ---------- ----------
INCOME TAX (PROVISION) BENEFIT.......     (114)      --         (20)       --
                                      --------- --------- ---------- ----------
NET LOSS.............................  ($7,753) ($13,593)  ($26,059)  ($29,217)
                                      ========= ========= ========== ==========


NET LOSS PER SHARE (Basic and diluted)   ($0.45)   ($0.84)    ($1.56)    ($1.82)
                                      ========= ========= ========== ==========

Shares Used in Per Share Computations
  (Basic and diluted)................   17,171    16,092     16,753     16,054
                                      ========= ========= ========== ==========

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                        Three Months Ended Nine Months Ended
                                          September 30,       September 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
Net loss.............................  ($7,753) ($13,593)  ($26,059)  ($29,217)
Unrealized gains and losses on
  marketable securities classified
  as available for sale..............     (617)       97        322       (671)
Foreign currency translation
  adjustments........................      543        89         74        102
                                      --------- --------- ---------- ----------
                                       ($7,827) ($13,407)  ($25,663)  ($29,786)
                                      ========= ========= ========== ==========

         See Notes to Condensed Consolidated Financial Statements

                         SANGSTAT MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1999       1998
                                                          ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................  ($26,059)  ($29,217)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.......................     2,993        798
     Acquired in-process research and development.........       --      3,219
     Loss on disposal of property and equipment...........      174        --
     Deferred revenue.....................................   13,441        --
     Stock compensation expense..........................        85         87
     Changes in assets and liabilities:
       Accounts receivable...............................    (2,353)      (875)
       Other receivables.................................       236       (126)
       Inventories.......................................   (12,295)    (9,338)
       Prepaid expenses..................................       454        918
       Accounts payable..................................   (11,794)     7,186
       Accrued liabilities...............................     1,931       (613)
                                                          ---------- ----------
          Net cash used in operating activities..........   (33,187)   (27,961)
                                                          ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...................    (2,546)    (1,071)
   Maturities of short-term investments..................     9,991     23,253
   Purchase of short-term investments....................    (1,375)    (6,643)
   Business acquired in purchase transaction,............
     net of cash acquired................................       --     (10,737)
   Other assets..........................................     1,387       (723)
                                                          ---------- ----------
    Net cash provided by investing activities............     7,457      4,079
                                                          ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock..................................    14,207        355
   Notes payable borrowings..............................    28,874        --
   Notes payable repayments..............................    (3,270)      (245)
   Repayment of capital lease obligations................      (379)      (284)
                                                          ---------- ----------
    Net cash provided by (used in) financing activities..    39,432       (174)
                                                          ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................       (74)       102
                                                          ---------- ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........    13,628    (23,954)
CASH AND EQUIVALENTS, Beginning of period................    16,286     50,631
                                                          ---------- ----------
CASH AND EQUIVALENTS, End of period......................   $29,914    $26,677
                                                          ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest..............      $168       $188
                                                          ========== ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property acquired under capital leases................       $27       $159
                                                          ========== ==========
   Unrealized gain (loss) on investments.................     ($322)     ($671)
                                                          ========== ==========

         See Notes to Condensed Consolidated Financial Statements

                          SANGSTAT MEDICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Acquisition

        On September 30, 1998, the Company completed the acquisition of Pasteur Merieux Connaught's (PMC) organ transplant business known as IMTIX. The result-ing wholly owned subsidiary of the Company, named IMTIX-SangStat, is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The transaction valued at $31 million was accounted for as a purchase and consisted of $10 million paid upon closing and a non-interest bearing note of $21 million payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable is discounted at a rate of 9.25%. In addition, the Company will pay PMC certain royalties on IMTIX-SangStat product sales. Approximately $3.2 million of the total purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the third quarter of 1998. Approximately $14.2 million of the purchase price was allocated to various specified intangible assets and is being amortized over their estimated useful lives ranging from five to fourteen years. Additionally, as part of the acquisition, the Company has approximately $6.0 million of restricted cash that serves as collateral for the standby letter of credit in favor of PMC. This is included in Other Assets on the accompanying balance sheet.


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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                      ------------------- ---------------------
                                        1999      1998      1999       1998
                                      --------- --------- ---------- ----------
Net loss (Numerator):
 Net loss - Basic and Diluted........  ($7,753) ($13,593)  ($26,059)  ($29,217)
                                      ========= ========= ========== ==========

Shares (Denominator):
 Weighted average common shares
  outstanding -- basic and diluted...   17,171    16,092     16,753     16,054
                                      ========= ========= ========== ==========

Net Loss Per Share -- Basic
  and Diluted.........................  ($0.45)   ($0.84)    ($1.56)    ($1.82)
                                      ========= ========= ========== ==========


4. Comprehensive Earnings (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                         September 30,  December 31,
                                              1999          1998
                                         ------------   ------------
Unrealized gain (loss) on
  investments........................          ($791)         ($469)
Accumulated translation adjustments..              1             75
                                         ------------   ------------
  Total .............................          ($790)         ($394)
                                         ============   ============


5. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                         September 30,  December 31,
                                              1999          1998
                                         ------------   ------------
Raw materials.......................         $24,671        $18,104
Work-in-progress....................          11,395          8,945
Finished goods......................           9,604          6,326
                                         ------------   ------------
  Total.............................         $45,670        $33,375
                                         ============   ============



6.   Co-promotion, Distribution and Research Agreement

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. Pursuant to this agreement, Abbott made an equity investment of $14 million in exchange for approximately 894,000 shares of common stock. In addition, Abbott made a series of up-front and milestone payments totalling $13 million and a long-term loan of $16 million (See Note 7) to the Company. In November 1999, Abbott made a further milestone payment of $0.9 million. All up-front and milestone payments received and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement.

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

In May 1999, the Company received a loan of $16 million from Abbott Laboratories. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya. The loan matures on December 31, 2004, and can be pre-paid by the Company without penalty at any time prior to maturity.

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


                      Three
                     Months
                      ended   TransplantationTransplantation
                September 30,        Products       Services   Total
                    --------- -------------- -------------- ---------
Net revenues......      1999        $11,116         $3,685   $14,801
                        1998            587          2,441     3,028

Interest income...      1999            603                      603
                        1998            913                      913

Interest expense..      1999          1,405                    1,405
                        1998            109                      109

Depreciation and
 amortization.....      1999            662             34       696
                        1998            283             12       295

Segment loss......      1999         (7,252)          (501)   (7,753)
                        1998        (12,758)          (835)  (13,593)

Segment assets....      1999         119,926          4,746   124,672
                        1998         104,057          2,934   106,991

                      Nine
                     Months       Transplantation
                      ended   ---------------------
                September 30,        Products       Services   Total
                    --------- -------------- -------------- ---------
Net revenues......      1999        $29,699         $10,015      $39,714
                        1998          1,987           5,474        7,461

Interest income...      1999          1,477                        1,477
                        1998          2,992                        2,992

Interest expense..      1999          2,420                        2,420
                        1998            205                          205

Depreciation and
 amortization.....      1999          2,898               95       2,993
                        1998            752               46         798

Segment loss......      1999        (24,662)          (1,397)    (26,059)
                        1998        (27,454)          (1,763)    (29,217)


9. Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to recordderivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year 2000.

10. Litigation

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs. No trial date has been set at this time and the Company anticipates that the earliest trial date will be in the first half of 2001.

Although the Company is optimistic that these patent disputes will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suits, SangStat could be enjoined from selling SangCya oral solution for a significant period of time or ultimately be prevented from selling SangCya oral solution in both the US and the UK. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SangCya oral solution entirely in the US and the UK, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SangCya capsules are not covered by these lawsuits and the Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US or the UK.

Novartis US also sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1:99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya oral solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya oral solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court rescind the AB rating that was given to SangCya oral solution. Loss of the "AB" rating would prevent SangCya oral solution from being automatically substitutable for Neoral oral solution, which would impede the markteting of SangCya oral solution. The Company believes that the lawsuit is without merit and that the FDA will prevail in this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. SangStat has intervened in this lawsuit in order to protect its interests.
The Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US.

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the UK counterpart to the FDA) to approve SangCya oral solution (Case No. HC-1969/99). Novartis UK claims that the marketing authorization for SangCya oral solution should be invalidated because MCA either relied upon Neoral data or waived in whole or in part the requirements for data which must be submitted under Article 4.8 of Directive 65/65/EEC (as amended). The MCA has not stated whether or not it relied upon the Neoral data in approving the SangCya oral solution marketing authorization or whether it waived any data requirements for SangCya, nor has the MCA stated whether or not it believes it was entitled to rely upon the Neoral data based on the recent European Court of Justice decision (C-368/96). The Company believes that its data was sufficient for approval without reliance upon the Neoral data but does not know if or to what extent the MCA relied upon the Neoral data. Should this case proceed, it is likely to end up before the European Court of Justice and a final resolution would not occur for several years. Novartis has indicated that they will not seek to have SangCya oral solution removed from the market pending resolution of this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three and Nine Months Ended September 30, 1999 and 1998

SangStat is a specialty pharmaceutical company, applying a disease management approach to improve the outcome of organ transplantation. The Company has a total of 12 monitoring and therapeutic product and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. During the first nine months of the year, the Company continued the launch of its two lead products, filed for approval of SangCya capsules in Europe, conducted clinical studies on these and other products, supported the sales and marketing teams and continued the expansion of THE TRANSPLANT
PHARMACY (TM).


Total revenues. Net product sales in the third quarter of 1999 grew to $14,801,000 from $3,028,000 in the same quarter of 1998 and were $39,714,000 for the nine months ended September 30, 1999 as compared to $7,461,000 for the same period in 1998. Net sales in both the third quarter of 1999 and the first nine months of 1999 include a reserve for returns of SangCya oral solution of $959,000, representing negotiated actual and expected returns of short-dated product from U.S. wholesalers. The increase in revenues for the third quarter and the nine months ended September 30, 1999 reflect the consolidation of revenues from IMTIX-SangStat, the sales of SangCya oral solution and Thymoglobulin in the U.S. and growth of THE TRANSPLANT PHARMACY. Revenue from collaborative agreements was $550,000 and $364,000 for the nine months ended September 30, 1999 and 1998.

Cost of sales and manufacturing. Cost of sales and manufacturing expenses were $7,944,000 in the third quarter of 1999 compared to $2,927,000 in the same period in 1998 and were $21,287,000 for the first nine months of 1999 compared to $6,863,000 in the same period in 1998. The increases of $5,017,000 and $14,424,000 for the three and nine months ended September 30, 1999, respectively, were substantially due to additional costs associated with increased sales of therapeutic products, including sales by IMTIX-SangStat, and THE TRANSPLANT PHARMACY.

Gross margin.   Gross margin for the third quarter of 1999 was $6,857,000, or
46.3% of revenues, compared to $101,000, or 3.3% of revenues, for the same period in 1998. For the nine months ended September 30, 1999, gross margin was $18,427,000, or 46.4% of revenues, compared to $598,000, or 8.0% of revenues, for the nine months ended September 30, 1998. The improvement in gross margin in both dollars and as a percentage of revenues is due to higher product sales revenues in the United States and the inclusion of sales by IMTIX-SangStat.

The Company has several lots of SangCya oral solution vials with expiration dates in the second and third quarters of 2000. In addition to ongoing sales to existing customers, management is actively pursuing several opportunities to sell this inventory before it reaches expiration and believes that it will be
successful in its endeavors.   However, in the event that all of the inventory
can not be sold prior to expiration, future write-offs may be required which could have an adverse effect on the gross margin reported for that future period. Management estimates the amount of inventory at risk to be up to $2,500,000.

Research and development. Research and development expenses in the third quarter of 1999 were $3,129,000 compared to $4,801,000 in the third quarter of 1998. For the first nine months of 1999, Research and Development expenses were $10,919,000 compared to $12,110,000 for the corresponding period in 1998. For both the quarter and year-to-date, the decrease in expenses reflects a temporary decline in research and clinical development expenses following the approvals of SangCya and Thymoglobulin in the United States.

Selling, general and administrative. Selling, general and administrative expenses were $10,444,000 in the third quarter of 1999 compared to $6,478,000 in the same period of 1998. For the first nine months of 1999, expenses were $31,564,000 compared to $17,273,000 for the first nine months of 1998.For both periods,the increase in selling, general and administrative expenses primarily reflects the consolidation of IMTIX-SangStat expenses, the Company's build-up of its commercial infrastructure, continued launch activities in the U.S. for SangCya oral solution and Thymoglobulin, pre-launch activities for SangCya oral solution in Europe, and support for the growing number of patients in THE TRANSPLANT PHARMACY.

Other income (expense) - net. Other income (expense) - net was an expense of $576,000 in the third quarter of 1999 compared to income of $804,000 for the corresponding period in 1998. For the first nine months of 1999, other income (expense) - net was an expense of $943,000 compared to income of $2,787,000 in the first nine months of 1998. For both the third quarter and year-to-date, the decrease reflects a decrease in interest income due to the reduction in the average cash balance available for investment as a result of the Company's use of cash for operating activities and the increase in interest expense due to the notes payable obtained by the Company.

Income taxes. For the nine months ended September 30, 1999, the Company recorded a tax provision of $20,000 based upon the financial results of its overseas operations. A tax provision was not required for the comparable period in 1998.

Net loss. The Company's net loss decreased to $7,753,000 or $0.45 per share in the third quarter of 1999, compared with a net loss of $13,593,000 or $0.84 per share in the same period in 1998. For the nine months ended September 30, 1999, the loss was $26,059,000 or $1.56 per share compared with a loss of $29,217,000 or $1.82 per share for the same period in 1998. The decrease in the loss per share for both the third quarter of 1999 and the year-to-date is primarily the result of higher therapeutic product revenues in the U.S.

Liquidity and Capital Resources

During the first nine months of 1999 and 1998, the net cash used in operating activities was approximately $33,187,000 and $27,961,000, respectively. The increase in net cash used in operating activities in the first nine months of 1999 is due substantially to the increased purchase of inventory and reduction of accounts payable, partially offset by an increase in deferred revenue. As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $34,351,000 and total assets of $124,672,000.

Net cash provided by investing activities for the nine months ended September 30, 1999 was $7,457,000 as compared to $4,079,000 for the comparable period in 1998. The amount in 1999 is primarily the result of the maturity of short-term investments, partially offset by purchases of property and equipment. In 1998, cash provided by maturing short-term investments was partially used in the acquisition of Imtix-SangStat.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $39,432,000 as compared to net cash used of $174,000 for the same period in 1998. The increase is due to an increase in notes payable and the issuance of common stock. In March 1999, the Company issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The note will be accreted to its face amount over the five-year term.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. Pursuant to this agreement, Abbott made an equity investment of $14 million in exchange for approximately 894,000 shares of common stock. In addition, Abbott made a series of up-front and milestone payments totalling $13 million and a long-term loan of $16 million to the Company. In November 1999, Abbott made a further milestone payment of $0.9 million. All up-front and milestone payments received and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement.
The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya.
The loan matures on December 31, 2004, and can be prepaid by the Company without penalty at any time prior to maturity.


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

Information technology systems. All of the Company's key business information systems have now been made Year 2000 compliant. Since the Company utilizes purchased software packages for all critical business systems, the major task was to obtain, install and test the Year 2000 compliant versions of the various software packages. The Company has now completed this process for all of its key business systems, and believes that it is fully Year 2000 compliant in this area.

Hardware, equipment and instrumentation. The Company has identified all items of hardware, equipment and instrumentation that might be affected by the Year 2000 issue and has developed a comprehensive program to ensure compliance. As part of this program, the Company retained a consultant to assist in the upgrade of its hardware and equipment. The Company has completed and tested Year 2000 compliance on 100% of the hardware and equipment that was was identified and believes that it is compliant in this area.

Third Party Relationships.      This program focuses on minimizing the risks
associated with Year 2000 compliance in the following areas: (i) the ability of our key suppliers to continue providing products and services on a timely basis in the year 2000, (ii) the year 2000 compliance of products supplied to us and
(iii) the ability of our key customers to order, receive and pay for products that we sell to them. We have sent out requests for information and certification of Year 2000 compliance and have received responses from our key suppliers and customers and do not anticipate any significant issues with them. The total out-of-pocket costs of our Year 2000 compliance program have been less than $100,000 as of September 30, 1999 and the Company currently estimates that total costs will not exceed that amount. Most of the costs incurred have been on hardware upgrades and outside consultants.

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

Euro-Currency

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002.
The Company is currently assessing the issues raised by the introduction of the Euro. The Company has made and expects to continue to make changes to its internal systems in preparation for the transition to the Euro.
The Company further expects that use of the Euro may affect the Company's foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's results of operations or financial position.

RISK FACTORS

History of Operating Losses; Future Profitability Uncertain. SangStat was incorporated in 1988 and has experienced significant operating losses since that date. As of September 30, 1999, the Company's accumulated deficit was $126,329,000. The Company's operating expenses have increased from approximately $17.3 million to $31.0 million to $60.9 million over the last three fiscal years, and were $64.8 million in the first nine months of 1999. Total revenues increased from approximately $2.4 million to $4.5 million to $19.7 million while losses from operations increased from approximately $14.9 million to $26.5 million to $41.3 million over the last three fiscal years.
For the first nine months of 1999, total revenues were $39,714,000 and the loss from operations was $25,096,000. There can be no assurance that the Company will ever achieve significant revenues from product sales or profitable operations. To date, the Company's product revenues have been substantially dependent on sales of certain organ transplantation products, including a limited number of monitoring products, international sales of Thymoglobulin and Lymphoglobuline, and limited initial sales in North America of Thymoglobulin and SangCya Oral Solution.

Future Growth Dependent on Sales of Key Products. The Company expects to derive a majority of its future revenues from sales of SangCya oral solution, cyclosporine capsules (to be co-promoted with Abbott Laboratories in the United States under a trademark to be determined, and sold as SangCya capsules outside the United States), and Thymoglobulin. SangCya oral solution and Thymoglobulin were launched in the United States in November 1998 and February 1999, respectively. SangCya oral solution was launched in the United Kingdom in April 1999. On March 31, 1999, the Company filed in the United Kingdom (UK) for marketing authorization for SangStat's SangCya capsules for prevention of rejection in solid organ transplant recipients. The Company will be marketing cyclosporine capsules in the United States under its co-promotion agreement with Abbott Laboratories. There can be no assurance that Abbott will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Accordingly, any factor adversely affecting the regulatory approval or sale of these key products, individually or collectively, would have a material adverse effect on the Company's business, financial condition and results of operations. Sales of these key products could be adversely affected by competitive changes, regulatory matters, manufacturing or supply interruptions, number of contracts with managed care providers and group purchasing organization, factors affecting production, marketing or pricing actions, changes in the prescribing practices of transplant physicians, reimbursement practices of third party payors, product liability claims or other factors. In particular, with respect to SangCya oral solution and cyclosporine capsules, sales may be affected by perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic, the availability and acceptance of the CycloTech device to be used in connection with SangCya oral solution, other generic competitors, and intense competitive pressure from Novartis as well as the Novartis litigation. Failure of sales to meet forecasts may also cause excessive inventory build-up, which, if not sold prior to lot expiration, may be required to be taken as a charge against earnings. See "-Litigation with Novartis," "-Uncertainty of Market Acceptance;" '"-Inventory", "-Substantial Competition," and "-Dependence on Collaborative Relationships."

Litigation with Novartis. On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent; (ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs. No trial date has been set at this time and the Company anticipates that the earliest trial date will be in the first half of 2001.

Although the Company is optimistic that these patent disputes will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suits, SangStat could be enjoined from selling SangCya oral solution for a significant period of time or ultimately be prevented from selling SangCya oral solution in both the US and the UK. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SangCya oral solution entirely in the US and the UK, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SangCya capsules are not covered by these lawsuits and the Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US or the UK.

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

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the UK counterpart to the FDA) to approve SangCya oral solution (Case No. HC-1969/99). Novartis UK claims that the marketing authorization for SangCya oral solution should be invalidated because MCA either relied upon Neoral data or waived in whole or in part the requirements for data which must be submitted under Article 4.8 of Directive 65/65/EEC (as amended). The MCA has not stated whether or not it relied upon the Neoral data in approving the SangCya oral solution marketing authorization or whether it waived any data requirements for SangCya, nor has the MCA stated whether or not it believes it was entitled to rely upon the Neoral data based on the recent European Court of Justice decision (C-368/96). The Company believes that its data was sufficient for approval without reliance upon the Neoral data but does not know if or to what extent the MCA relied upon the Neoral data. Should this case proceed, it is likely to end up before the European Court of Justice and a final resolution would not occur for several years. Novartis has indicated that they will not seek to have SangCya oral solution removed from the market pending resolution of this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative impact on the Company.

Fluctuations in Operating Results. The Company's operating losses have increased each year since inception and losses may be expected to continue in the near future as a result of a number of factors including the uncertainty in the timing and the amount of revenue earned upon product sales and achievement of research and development milestones, funding under collaborative research agreements and expenses required for product development, clinical trials and marketing and sales activities. The Company's operating results may fluctuate significantly depending on other factors, including the introduction of new products by the Company's competition, regulatory actions, market acceptance of the Company's products, adoption of new technologies, manufacturing capabilities, cost of litigation and third-party reimbursement policies.

Inventory. Due to the inherent uncertainty of the timing of the SangCya oral solution approval and the concern over having insufficient inventory for the launch of SangCya oral solution, the Company manufactured launch quantities of SangCya oral solution well in advance of the approval date. As a result, the Company has several lots of SangCya oral solution inventory that will be expiring during the second and third quarters of 2000. While demand for SangCya oral solution is growing and the Company believes it will be able to sell this inventory to new and existing customers, it is possible that all of this inventory will not be sold prior to lot expiration. In this event, future write-offs may be required which could have an adverse effect on the gross margin reported for that future period.

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

Thymoglobulin is also difficult to manufacture and there can be no assurance that SangStat will be able to manufacture commercial quantities at an economical cost. The Company acquired the IMTIX division of PMC in 1998, including certain manufacturing capabilities with respect to Thymoglobulin. From time to time, prior to the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin product for commercial sale. Since the acquisition, all batches of Thymoglobulin have met manufacturing specifications. Even after the acquisiton, the Company relies on PMC for certain important manufacturing services, including, but not limited to, quality assurance and quality control, as well as lyophilization. There can be no assurance that PMC will continue to provide these critical manufacturing services to the Company in an effective manner or without interruption. There can be no assurance that the Company will not experience manufacturing difficulties with respect to Thymoglobulin in the future which may impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

Uncertainty of Market Acceptance. Whether or not regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. In particular, there can be no assurance that the Company's products and product candidates would obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payors to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company or third-party distributors or agents retained by the Company. There can be no assurance that patients, physicians, pharmacists, or third-party payors will accept the Company's products. In particular, with respect to SangCya oral solutions and capsules (if product approval is obtained), there can be no assurance that the Company will be successful in taking significant market share away from Novartis.

Volatility of Common Stock Price. The market prices for securities of pharmaceutical and biotechnology companies, including the Company, are highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of new therapeutic products by the Company or its competitors, announcements regarding collaborative agreements, governmental regulation, clinical trial results, developments in patent or other proprietary rights, litigation, public concern as to the safety of drugs developed by the Company or others, comments made by securities analysts and general market conditions may have a significant effect on the market price of the Company's Common Stock. In particular, the realization of any of the risks described on this 10-Q could have a significant and adverse impact on the market price.

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

Uncertainty Regarding Patents and Proprietary Rights. The Company's success depends in part on its ability to obtain and enforce patent protection for its products and to preserve its trade secrets. The Company holds patents and pending patent applications in the United States and abroad. Some of the Company's patents involve specific claims and thus do not provide broad coverage. There can be no assurance that the Company's patent applications or any claims of these patent applications will be allowed, or found to be valid or enforceable, that any patents or any claims of these patents will provide the Company with competitive advantages for its products or that such issued patents and any patents issued under pending patent applications will not be successfully challenged or circumvented by the Company's competitors. The Company has not conducted extensive patent and prior art searches with respect to many of its product candidates and technologies, and there can be no assurance that third-party patents or patent applications do not exist or could not be filed in the United States, Europe or other countries which would have an adverse effect on the Company's ability to market its products. There can be no assurance that any claims in the Company's patent applications would be allowed or found to be valid or enforceable, or that any of the Company's products would not infringe on others' patents or proprietary rights in the United States or abroad. The Company also has patent licenses from third parties for which there can also be no assurance that, other than the patent applications that have issued, any of the claims of such patent applications will be allowed, or found to be valid or enforceable and as to any of the issued patents, that the claims will be found to be valid or enforceable.

        There can be no assurance that SangStat can manufacture, or have manufactured, formulate or commercialize SangCya oral solution and capsules without infringing patent or other proprietary rights of Novartis or other third parties. The Company has been sued by Novartis for patent infringement. See "--Litigation with Novartis."

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

Substantial Competition. The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for the Company. The principal factors upon which the Company's products compete are product utility, therapeutic benefits, ease of use, effectiveness marketing, distribution and price. With respect to Thymoglobulin, SangCya oral solution, cyclosporine capsules, the Company will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than the Company. There can be no assurance that the Company will be able to compete successfully against Novartis. To date, the Company has a limited number of contracts with managed care providers and group purchasing organizations. The Company's future sales will be dependent on the Company's ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and the Company anticipates that it will face this and other forms of competition. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly than the Company. For example, the Company believes that the degree of market penetration of a cyclosporine capsule is dependent in part on whether the Company is the first company to market a bioequivalent formulation of cyclosporine. The Company believes that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Treatments for the problems associated with transplantation that the Company's products seek to address are currently available. For example, Sandimmune and Neoral, marketed by Novartis, Prograf marketed by Fujisawa Pharmaceutical Co. Ltd, CellCept, marketed by Roche Ltd., Rapamune marketed by American Home Products, and Imuran, marketed by Glaxo Wellcome Ltd. compete with SangCya oral solution and capsules. Orthoclone OKT3, marketed by Johnson & Johnson and ATGAM, marketed by Pharmacia & Upjohn Inc., Simulect, marketed by Novartis, and Zenapax, marketed by Roche Ltd., compete with Thymoglobulin. All of such products are commercially available for use as immunosuppressive drugs and are widely prescribed. In addition, One Lambda Inc., Pel Freez, Biotest Diagnostics Corp., and Genetic Therapy, Inc. market products for pre-transplant HLA monitoring and Abbott Laboratories markets a cyclosporine level post-transplant monitoring device, all of which are widely used. Additional therapeutics and monitoring products are available or are under development by these and other parties including, but not limited to: Bristol Myers Squibb (CTLA4), and DuPont Merck (ViaSpan), and other companies including, but not limited to MedImmune Inc., Eon, BioTransplant, Inc., and Ivax Corp. All of the aforementioned competitive and other drugs are commercially available for use as immunosuppressive drugs and are widely prescribed. To the extent these therapeutics or monitoring products address the problems associated with transplantation on which the Company has focused, they may represent signficant competition.

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

The Company lacks facilities to manufacture any of its other drugs or drug candidates in accordance with current GMP prescribed by the FDA. The Company generally relies on third parties to manufacture compounds other than Thymoglobulin and devices for commercial sales and clinical trials. There can be no assurance that manufacturers will meet FDA standards governing GMP or other regulatory guidelines, that any Biologics License Applications ("BLA") required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a pre-approval inspection. The Company has contracted for commercial scale production of cyclosporine bulk material for SangCya oral solution and capsules with Gensia Sicor and Abbott Laboratories. In addition, the Company has contracted for the production of its finished formulated SangCya oral solution and capsules with Eli Lilly and Company.
There can be no assurance that the Company will be able to enter into secondary commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. The Company will depend on all such third parties to perform their olbigations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair the Company's competitive position which could have a material adverse efffect on the Company's business, financial condition, cash flows and results of operations. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, the Company may not be able to replace its manufacturing capacity quickly or efficiently in the event that its manufacturers are unable to manufacture thier products at one or more of their facilities. For certain of its potential products, the Company will need to develop its production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

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

No Assurance of Regulatory Approvals; Government Regulation. The Company's research, preclinical development, clinical trials, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, the Company must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with GMP requirements. The Company must also demonstrate the approvability of a BLA for its biological products. The approval of the Company's generic product candidates is dependent on demonstrating bioequivalence with reference products in addition to assurance of compliance with GMP regulations. In order to market its monitoring products, which are considered to be medical devices, the Company or its licensees will be required either to receive 510(k) marketing clearance or Premarket Approval Application ("PMA") approvals from the FDA for such products among other regulatory requirements. To obtain a 510(k) marketing clearance, the Company must show that a monitoring product is "substantially equivalent" to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain PMA approval, the Company must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Additionally, the Company is currently distributing several monitoring products for research or investigational use. Although the Company believes it is complying with FDA regulations regarding such distribution, there can be no assurance that the FDA will not determine that the Company is violating FDA regulations with respect to the distribution of these products. The process of obtaining FDA and other required regulatory approvals is lengthy and will require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals. Moreover, if and when such approval is obtained, the marketing, distribution and manufacture of the Company's products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of the Company and employees. Additionally, the Company intends to pursue commercialzation of its products in European countries. Both the Company's pre-transplant and post-transplant monitoring products should be subject to regulation as in vitro medical devices for which regulations are being presently formulated under harmonized European Directives. This new Directive is likely to impose additional requirements on the pre-transplant donor/recipient matching products and the post-transplant monitoring products. This legislation may include, among other things, requirements with respect to the design, safety and performance of the products as well as impose premarket approval procedures such as product type certification and quality systems certification of manufacturing. The Company's therpeutic products are subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial resources, and there can be no assurance that the Company will be able to obtain the necessary approvals or the approvals for the proposed indications.

Dependence on Collaborative Relationships. The Company has entered into a multi-year co-promotion, distribution and research agreement for SangCya oral solution and cyclosporine capsules in the United States with Abbott Laboratories. The Company is dependent upon Abbott Laboratories for certain regulatory, manufacturing, marketing, development and sales activities under the agreement. There can be no assurance that Abbott will perform satisfactorily and any such failure may delay regulatory approval, product launch, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the Company may enter into collaborative relationships with corporate and other partners to develop and commercialize certain of its potential products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful.

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

Product Liability Exposure; Limited Insurance Coverage. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of products manufactured by the Company results in adverse effects during research, clinical development or commercial use and there can be no assurance that the Company will avoid significant product liability exposure. The Company's product liability insurance coverage is currently limited to $10,000,000 which may not be adequate insurance coverage to cover potential liability exposures. Moreover, there can be no assurance adequate insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not materially adversely affect the business, financial condition, cash flows and results of operations of the Company.

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

Effect of Certain Provisions: Anti-takeover Effects of Certificate of Incorporation, Bylaws, Stockholder Rights Plan and Delaware Law. Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, the Company has adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire shares of the Company or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the . efffect of delaying or preventing a change of control of the Company.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Neoral but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent;
(ii) to permanently enjoin SangStat from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses. On April 15, 1999, SangStat filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude SangStat from the market. Novartis has filed a motion to bifurcate the anti-trust counterclaim; the Court has not yet ruled on this motion. The trial date has been set for October 23, 2000 and discovery has commenced.

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited
("Novartis UK") filed an action against Imtix-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid and has been infringed by the UK Defendants; and (v) costs. No trial date has been set at this time and the Company anticipates that the earliest trial date will be in the first half of 2001.

Although the Company is optimistic that these patent disputes will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. As a result of the Novartis suits, SangStat could be enjoined from selling SangCya oral solution for a significant period of time or ultimately be prevented from selling SangCya oral solution in both the US and the UK. Should this happen, the Company does not believe it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because the Company believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it on acceptable terms to the Company. Failure to obtain any such required license could prevent the Company from selling SangCya oral solution entirely in the US and the UK, which would have a material adverse effect on the Company's future results of operations. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. SangCya capsules are not covered by these lawsuits and the Company does not believe that these lawsuits will have an impact on the regulatory approval of SangCya capsules in the US or the UK.

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

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the UK counterpart to the FDA) to approve SangCya oral solution (Case No. HC-1969/99). Novartis UK claims that the marketing authorization for SangCya oral solution should be invalidated because MCA either relied upon Neoral data or waived in whole or in part the requirements for data which must be submitted under Article 4.8 of Directive 65/65/EEC (as amended). The MCA has not stated whether or not it relied upon the Neoral data in approving the SangCya oral solution marketing authorization or whether it waived any data requirements for SangCya, nor has the MCA stated whether or not it believes it was entitled to rely upon the Neoral data based on the recent European Court of Justice decision (C-368/96). The Company believes that its data was sufficient for approval without reliance upon the Neoral data but does not know if or to what extent the MCA relied upon the Neoral data. Should this case proceed, it is likely to end up before the European Court of Justice and a final resolution would not occur for several several years. Novartis has indicated that they will not seek to have SangCya oral solution removed from the market pending resolution of this matter. Although the Company is optimistic that this dispute will ultimately be resolved favorably to the Company, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on the Company.


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




                                    SANGSTAT MEDICAL CORPORATION
                                    ----------------------------
                                         (REGISTRANT)



DATE:  November 15, 1999           BY:  /S/ STEPHEN G. DANCE
                                ------------------------------------
                                       STEPHEN G. DANCE
                                       SENIOR VICE PRESIDENT, FINANCE