Form 10-K
period 1999-12-31
SANGSTAT MEDICAL CORP
filed 2000-04-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 0-22890

SANGSTAT MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3076-069
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6300 Dumbarton Circle
Fremont, California   94555

(Address of principal executive offices, including zip code)

510-789-4300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.001 par value)
Preferred Share Purchase Rights
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 21, 2000 was approximately $430,239,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market of $29.375 on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On March 21, 2000 approximately 17,896,577 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Parts of the definitive Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10- K.

SANGSTAT MEDICAL CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

The information required by Items 10 through 13 is incorporated by reference from the registrant's proxy statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1. BUSINESS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward- looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) our strategy; (ii) the anticipated timing of our regulatory filings; (iii) other product development efforts that we intend to undertake; (iv) the growth of our product sales and markets; (v) the results of our litigation with Novartis; and (vi) our future revenue and expenses.

Overview

SangStat, The Transplant Company®, is a global bio-pharmaceutical company applying a disease management approach to improving the outcome of organ, bone marrow, and stem cell transplantation. Since 1988, we have built a family of products and services to address the pre-transplant, acute care and chronic phases of transplant in the worldwide market. Our business is currently organized into two segments: Transplantation Products and Transplantation Services. The Transplantation Products segment consists of six marketed products, two principal product candidates and additional product candidates in various stages of research and development. We plan to capitalize on our products and product pipeline by developing relationships with key providers and managed care organizations to better integrate the management of transplant recipients' care to improve the outcomes and lower the costs of transplants.

We have a variety of monitoring and therapeutic products and product candidates to address the pre-transplant, acute care and chronic phases of transplantation. We are currently marketing the following products:

    Thymoglobulin®

    SangCya® Oral Solution (cyclosporine)

    CycloTech®

    Lymphoglobuline® (outside the United States)

    Celsior®

    PRA-STAT®

Our principal products under development include:

    SangCya® Capsule (a cyclosporine formulation referred to as Sang-2000)

    RDP58

    Heme Oxygenase product

We have also begun to focus development efforts on expanding Thymoglobulin's indications in the United States for bone marrow transplantation. Bone marrow transplantation, also known as stem cell transplantation, is a standard therapy for many disease states, including malignant and non-malignant diseases. Immunosuppressive therapy, chemotherapeutic agents, and/or irradiation are all given as part of a conditioning regimen.

We have recently begun to focus research activities in autoimmune diseases as well. Autoimmune diseases occur when for some unknown reason the body's immune system begins attacking itself. Examples of autoimmune diseases are ulcerative colitis, Crohn's disease, rheumatoid arthritis, and psoriasis, among others. The role of immunosuppressive therapy is unclear in these disease states; however, there is an active interest on the part of researchers and the National Institute of Health to define where immunosuppressive therapies fit.

The Transplantation Services Segment consists of The Transplant Pharmacy®, which provides mail order distribution of drugs and transplant patient management services, and TransplantRx.comTM, the first online pharmacy dedicated to organ transplantation.

Background

Organ Transplantation

Organ transplantation can save or improve the lives of patients with organ failures. Transplantation involves surgically replacing the failed organ of a transplant recipient with a healthy organ from a donor. Each year approximately 50,000 new patients receive donated organs. In order to prevent rejection of implanted organs, recipients must begin a life-long regimen of immunosuppressive therapy immediately upon receiving a donated organ. There are more than 240,000 patients in North America and Europe that need daily immunosuppressive therapy to prevent graft rejection and graft loss. Products that limit the need for immunosuppression and reduce the frequency and severity of rejection and infection episodes could significantly improve the cost-effectiveness and health benefits of transplantation.

The Transplant Immune Response

The function of the immune system is to protect the body from damage caused by invading microorganisms or other foreign matter. Differences between a donor's and a recipient's antigens lead to the recognition of the donor's organ as foreign matter by the recipient's immune system. Specifically, the donor organ antigens (HLA molecules) are recognized by the immune system of the graft recipient as being "non-self." When the recipient's immune system invades and attacks the donated organ, rejection and loss of the organ often occur.

Current therapies used to reduce the occurrence of rejection episodes involve the chronic use of immunosuppressants, which impair the entire immune system of the recipient. However, even with the use of immunosuppressants, rejection remains frequent. Chronic use of immunosuppressants can lead to serious side effects, including life-threatening infections, kidney or liver toxicity and cancers.

The Transplant Process

A typical transplant patient progresses through three phases:

    The Pre-Transplant Phase.

A transplant candidate is registered on a national computerized waiting list. A candidate usually waits months or even years for a compatible organ. Typically, a blood sample is collected as frequently as monthly and evaluated to estimate the candidate's level of immune sensitization against a panel of HLA molecules representative of prospective organ donors. This procedure is called Panel Reactive Antibody (PRA) testing.

Organs harvested from donors are stored in a preservation solution to prevent deterioration. Each organ is cross-matched with potential recipients. The organ is then shipped in an organ preservation solution to the recipient's transplant center. The length of storage time allowed before transplant varies among organ types and can severely limit the distance an organ can be shipped.
    The Acute Phase (Surgery and First Year Post-Transplant).

Transplant surgery has become a relatively safe and standardized procedure. After the transplant, however, the physician must prevent rejection for the transplant to be a success. Consequently, the success of the transplant is highly dependent on the immunosuppressive regimen that is initiated the day of transplantation and continued daily for the rest of the patient's life. Organ recipients must be regularly monitored to measure the body's immune response and blood drug levels and to help identify acute rejection episodes. Many patients undergo one or more rejection episodes in the first year after transplant and require additional immunosuppressants.
    The Chronic Phase (Lifetime Post-Transplant).

The use of immunosuppressants, initiated during the acute phase, is continued daily throughout the patient's lifetime to minimize or prevent the loss of the organ by rejection. These drugs impair the recipient's immune system in order to reduce the immune response against the graft. Even with the use of immunosuppressants, patients have an approximate 20% to 50% risk of losing a donated organ during the first three years following transplantation, and less than 50% of patients have functioning grafts after approximately ten years.

Bone Marrow or Stem Cell Transplantation

As noted above, bone marrow or stem cell transplantation is a standard therapy for many disease states, including malignant and non-malignant diseases. Stem cells, found in the peripheral blood or in the bone marrow, are given by an intravenous infusion to re-establish marrow function in a patient with damaged or defective bone marrow.

Immunosuppressive therapy, primarily anti-thymocyte globulin ("ATG") such as Thymoglobulin, chemotherapeutic agents, and/or irradiation are given as part of a conditioning regimen. The goals of this regimen is threefold: to destroy the patient's ability to mount an immune response to the new bone marrow or stem cells, to provide space for the new cells, and to destroy any residual cancer if the patient is being treated for a malignancy.

Some of these patients experience graft versus host disease ("GVHD"). This is a condition in which the graft (new immune system) begins to reject the host (i.e. the body). Immunosuppressive medications, mainly antibodies and/or cyclosporine, are given to prevent the occurrence of GVHD as well as to treat it when it occurs. Antibody therapy has been used for a long time; however, its role and mechanism of action is not clear.

Aplastic Anemia/Myelodysplastic Syndrome

Aplastic anemia ("AA") is a disease in which the stem cells disappear from the bone marrow and primarily affects young people. Myelodysplastic syndrome ("MDS") is a disorder of the bone marrow that often leads to leukemia; it generally strikes people over the age of 65.

Both disease states have a high mortality rate, approximately 80% of people with aplastic anemia die within 1 year without treatment and those diagnosed with MDS usually die within three years. Not only are the outcomes generally poor, the quality of life is reduced. Patients with either of these diseases are dependent on weekly blood transfusions that require frequent visits to the physicians' offices and are very expensive ($10,000-15,000/year).

It appears that when an ATG product is combined with cyclosporine, a majority of patients no longer require transfusions. In MDS, there is no FDA approved treatment. However, studies have shown that early MDS responds to ATG therapy because it stimulates stem cells and eliminates t-cells.

Products and Product Candidates

Our portfolio of complementary drugs, monitoring products and product candidates are designed to prevent and treat graft rejection and monitor patients throughout the patient's lifetime. In addition, we have a service component in The Transplant Pharmacy/TransplantRx.com, which provides mail order distribution of drugs and transplant patient management services as well as the first online pharmacy dedicated to organ transplantation.

The following tables summarize SangStat's principal products and product candidates.

Marketed Products
Product	Indications/Clinical Use

Thymoglobulin®	Prevention and treatment of acute graft rejection[1]
SangCya® Oral Solution (cyclosporine)[2]	Chronic immunosuppression (prevents organ rejection)
CycloTech®	Dispensing/Dosing device for use with SangCya Oral Solution[3]
Lymphoglobuline® [4]	Treats acute kidney rejection episodes
CelsiorTM	Preserves organs prior to transplantation
PRA-STAT®	Detects anti-HLA antibodies in transplant candidates

1 Approved in the United States only for treatment of acute kidney rejection episodes. Clinical trials being conducted to expand indications. See "Marketed Products - Thymoglobulin."

2 Approved for sale only in the United States and the United Kingdom.

3 Distributed only in the United States.

4 Not approved for sale in the United States.

Principal Products in Development and Research Areas
Product	Description and Potential Clinical Use

SangCya® Capsule/Sang-2000 (cyclosporine)	Chronic immunosuppression (prevents organ rejection). Filed for approval in the United States and the United Kingdom.
RDP581

A rationally designed peptide that is a novel inhibitor of TNF alpha. We are investigating its use for treatment of various autoimmune disorders, particularly ulcerative colitis and Crohn's disease. We intend to file an IND and conduct a Phase I/II trial for treatment of ulcerative colitis.

Heme Oxygenase	We are investigating possibilities to exploit the inhibition of inflammation and cell injury associated with the up-regulation of heme oxygenase.

1Formerly known as Allotrap 1258.

Marketed Products

Thymoglobulin

Description

Thymoglobulin is a pasteurized anti-thymocyte rabbit immunoglobulin that induces immunosuppression as a result of T-cell depletion and immune modulation. Thymoglobulin is made up of a variety of antibodies that recognize key receptors on T-cells, the cells of a transplant recipient's immune system that recognize and ultimately reject foreign objects such as a transplant. While the exact mechanism is unknown, researchers believe Thymoglobulin antibodies may inactivate and kill these T-cells, thus reversing the rejection process.

Market

We (or our distributors) market Thymoglobulin in 52 countries, though our revenues from Thymoglobulin come primarily from Europe and North America. Our European subsidiary, IMTIX-SangStat, was formerly the IMTIX division of the Pasteur Mérieux Connaught, now Aventis Pasteur, a subsidiary of Aventis S.A. ("Aventis"). IMTIX has sold the current formulation of Thymoglobulin in France since 1994 and its predecessor product since 1984. In Europe, Thymoglobulin has the following indications:

  prophylaxis and rejection in kidney, pancreas, and liver transplants;
  treatment of rejection crisis and acute GVHD in allogeneic bone marrow transplantation;
  aplastic anemia.

In the United States, we launched Thymoglobulin in February 1999. Thymoglobulin is indicated for treatment of acute rejection in kidney transplant recipients in the United States. We intend to seek expanded indications for other organs within solid organ transplantation and seek new indications in bone marrow transplantation and other hematological disorders.

In addition, we market Thymoglobulin outside Europe, the United States and Canada through our distribution agreement with Aventis. See "Strategic Relationships." This distribution agreement allows us to use the same people who have been marketing Thymoglobulin in the past as either part of Aventis or as distributors of Aventis.

Clinical Studies for Label Expansions

    Induction/Prevention

We recently initiated a comparative induction study of Thymoglobulin versus Simulect, a monoclonal antibody marketed by Novartis Pharmaceuticals Inc. ("Novartis") in high-risk renal transplant recipients. This study is for label expansion in the US to include prevention of renal rejection in adult transplantation. Patient enrollment is expected to begin in May 2000. This is a prospective, randomized, open-label study conducted in 20 transplant centers with approximately 240 patients. Primary endpoints at 6 months will be graft survival, patient survival, incidence of acute rejection, and incidence of delayed graft function. We expect preliminary data to be available by mid-2001, but this is dependent upon the timing of patient enrollment.

    Hematological Disorders and Malignancies

Our other ongoing studies with Thymoglobulin are in aplastic anemia and MDS. Thymoglobulin has been studied for recurrent SAA and appears to be effective.

The aplastic anemia study serves as the basis for another study with Thymoglobulin in MDS. MDS is a disorder of the bone marrow that often results in bone marrow failure in older populations. It too results in the need for transfusions and supportive care. We are planning a Phase IIb trial in MDS using Thymoglobulin. The endpoint in this trial is transfusion independence at six months post therapy. We are planning to file an Investigation New Drug application ("IND") in the second quarter of 2000, and to begin enrolling approximately 70 patients into the pivotal study in the second half of 2000.

SangCya® Oral Solution

Description

Cyclosporine is a potent immunosuppressive agent. SangCya Oral Solution is our patented formulation of cyclosporine and is a generic version of Neoral® oral solution, which is marketed by Novartis.

Market

Cyclosporine is the leading immunosuppressive drug used to prevent graft rejection in transplantation. There are approximately 140,000 transplant recipients in the US and 250,000 worldwide who require daily immunosuppressive therapy for life. The majority of these patients are prescribed cyclosporine. Cyclosporine is also indicated for the treatment of rheumatoid arthritis and adult non-immunocompromised psoriasis patients. Worldwide sales of cyclosporine are greater than $1 billion per year. The US market is approximately $500 million. The cyclosporine oral solution modified market (which is Neoral oral solution and its generic equivalents) is approximately 4% of the total cyclosporine market.

We launched SangCya Oral Solution in November 1998 in the US through our sales force. It was the first generic cyclosporine product to be introduced in the US cyclosporine marketplace. Novartis, who markets Neoral, has sued both SangStat and the FDA with respect to SangCya Oral Solution. See "Item 3 - Legal Proceedings." SangCya's indications are identical to Neoral's indications and include (i) the prophylaxis of organ rejection in kidney, liver and heart allogeneic transplants; (ii) the treatment of patients with severe, active rheumatoid arthritis where the disease has not adequately responded to methotrexate; and (iii) the treatment of adult, non-immunocompromised patients with severe (i.e. extensive and or disabling), recalcitrant, plaque psoriasis who have failed to respond to at least one systemic therapy (e.g. PUVA, retinoids or methotrexate), or in patients for whom either systemic therapies are contraindicated, or cannot be tolerated.

We entered into an agreement with Abbott Laboratories Inc. ("Abbott") in May 1999 for the co-promotion, distribution, and research in the United States of SangCya Oral Solution and a cyclosporine capsule product. See "Strategic Relationships." This agreement enables both companies to maximize their strengths by combining SangStat's transplant expertise with Abbott's pharmaceutical presence, especially in the managed care arena.

We plan to sell SangCya Oral Solution in Europe through our sales force. SangCya Oral Solution has been sold in the United Kingdom since April 1999. It was approved as a supra-bioavailable version of Sandimmune® oral solution and is marketed as such. Sandimmune was Novartis' first cyclosporine formulation and is less bioavailable than SangCya Oral Solution. We plan to seek marketing approval in other countries of the European Union through the mutual recognition process. In Europe, there are approximately 20,000 new transplant recipients per year concentrated in 250 transplant centers and over 100,000 transplant recipients in Europe who require daily lifelong immunosuppressive therapy from the time of transplant surgery.

CycloTech®

CycloTech is a hand-held liquid dispensing device intended for use by transplant recipients with SangCya Oral Solution. The CycloTech device contains electronic event monitoring capabilities, recording medication dosing patterns that can be viewed by physicians via a proprietary software interface. This software, known as CycloTech AdvantageTM Software, enables physicians, via computer, to download recorded information from the CycloTech device that includes a patient's detailed daily dosing history for up to a full year. The CycloTech Advantage Software does not have 510(k) marketing clearance and therefore is not available outside of a clinical trial. The CycloTech device is available to patients through their transplant centers. In addition, the CycloTech device and the CycloTech Advantage Software are being supplied to transplant centers and utilized as part of a comprehensive Phase IV clinical trial in disease management. SangStat intends to launch the CycloTech device in selected countries outside the U.S., subject to regulatory approval, including the United Kingdom, Germany and Australia.

Lymphoglobuline®

Description

Lymphoglobuline is a pasteurized anti-thymocyte equine immunoglobulin that induces immunosuppression as a result of t-cell depletion and immune modulation. It is approved in Europe for the prevention and treatment of rejection episodes in kidney, heart, pancreas, or liver transplantation. In hematology, Lymphoglobuline is approved for treatment of aplastic anemia and proposed in the treatment of GVHD.

Market

Lymphoglobuline is marketed in over 45 countries. Our sales force markets it in Europe and Canada. Outside these countries, it is sold through our distribution agreement with Aventis. We have no plans to seek approval for Lymphoglobuline in the United States.

Celsior®

Description

Early graft loss remains a significant problem associated with cardiac transplantation and damage to the heart tissue can occur due to inadequate preservation. Effective organ preservation includes initial flushing of the heart tissues during the recovery process and cold storage while the donor heart is transported to the recipient. Celsior is the first and only flush and cold storage solution approved by the FDA for cardiac transplantation. It was designed specifically for cardiac transplantation to minimize myocardial edema, oxygen free radical-induced reperfusion injury, and diastolic stiffness.

Market

Celsior is sold throughout Europe and was launched in the US in September 1999. It is indicated for cardiac transplantation in the United States and we are pursuing an expansion of the label into lung transplantation. There are approximately 5,000 cardiac and lung transplants each year worldwide.

PRA-STAT®

Description

PRA-STAT is intended to improve compatibility between organ donors and recipients by providing accurate, rapid, efficient and standardized testing. PRA-STAT is designed for Panel Reactive Antibody (PRA) testing to track the appearance and disappearance of anti-HLA antibodies in transplant candidates, and to analyze such antibodies. This guides the selection criteria of the prospective donor for each transplant candidate. PRA testing is often performed every month on patients waiting for transplants.

Market

PRA-STAT was introduced in the US in March 1994. In July 1996, we completed an agreement with Baxter Healthcare Corporation ("Baxter") to reacquire marketing rights to PRA-STAT in order to market PRA-STAT directly. Under the terms of this reacquisition, we pay Baxter royalties on sales of PRA-STAT. We also sell PRA-STAT in Europe.

Revenues from transplantation products for 1997, 1998, and 1999 were $3,206,000, $11,294,000 and $44,303,000, respectively. See Note 15 of the Notes to Consolidated Financial Statements.

Principal Products In Development and Research Areas

We currently have two principal products in development and an area of research in which we are very interested but for which we have not yet determined a product concept. Our research and development expenses were $16,210,000, $17,688,000, and $14,470,000 for 1997, 1998, and 1999, respectively.

Sang-2000

Sang-2000, our cyclosporine capsule product, is a capsule dosage form based on an oil free cyclosporine formulation technology similar to SangCya Oral Solution covered by United States Patent No. 5,766,629, which was issued in June 1998. We have filed for marketing authorization for Sang-2000 in the United Kingdom and an Abbreviated New Drug Application ("ANDA") for Sang-2000 in the US. See "Strategic Relationships."

RDP58

Our pipeline of novel immunosuppressive therapies includes a rationally designed peptide currently known as RDP58. RDP58 is a novel inhibitor of TNF alpha being investigated for treatment of various autoimmune disorders, particularly ulcerative colitis and Crohn's disease. TNF alpha is a cytokine released in excess in various autoimmune disorders. It triggers activation of immune responses and inflammation.

Animal models including studies in primates suggest that RDP58 could decrease levels of TNF alpha, reduce inflammation, and improve clinical outcomes. RDP58 is different from currently available TNF inhibitors in that it prevents the translation of the TNF protein as opposed to binding the protein to inhibit function. It is currently being tested in an oral formulation. We intend to file an IND in 2000 and begin a Phase I/II clinical trial studying RDP58 for ulcerative colitis.

Heme Oxygenase Research

Our research group is investigating possibilities to exploit the inhibition of inflammation and cell injury associated with the up-regulation of heme oxygenase. In animal transplantation models, up-regulation of heme oxygenase attenuated ischemic/reperfusion injury and prolonged graft survival. Up-regulation of heme oxygenase also appears to be required for organ acceptance. We hold a US patent that protects the modulation of heme oxygenase in organ and cell transplantation. To date, we have not finalized our product concept.

Additional Products in Development

CycloStatTM and CreaStatTM

We have also been developing two products to assist the patient and physician in monitoring a patient's response to therapy. CycloStat and CreaStat are at-home blood collection devices for the measurement of cyclosporine and creatinine levels in capillary blood samples obtained from a fingerstick. We are currently assessing the commercial viability of these products.

The Transplant PharmacyTM/TransplantRx.com TM

To further our goal of providing comprehensive disease management, we established The Transplant Pharmacy in September of 1996. This program provides mail order distribution of drugs and other services for transplant patients. As of February 2000, there were 28 centers actively referring patients to The Transplant Pharmacy. Approximately 1,500 patients have been enrolled into this program. The Transplant Pharmacy's revenues for 1997, 1998, and 1999 were $1,321,000, $8,384,000, and $13,865,000, respectively, and consisted entirely of drug sales to transplant patients. See Note 15 of the Notes to Consolidated Financial Statements.

In November of 1999, we introduced TransplantRx.com, the first on-line pharmacy dedicated to organ transplantation. Designed as an extension to the mail order service, TransplantRx.com provides patients, their families and health care providers with a place to conveniently purchase all of their medications and access a wealth of information and resources on transplantation, all on-line.

The Transplant Pharmacy encourages the promotion of medication compliance, measures clinical and economic outcomes, and provides feedback directly to the clinical community. The Transplant Pharmacy may assign a pharmacist to a transplant center to interact directly with physicians, nurses and patients. Patients electing to enroll are able to have all of their medications filled through the program's central pharmacy; this includes over-the-counter medications as well. Transplant patients are required to take life-saving medications daily to prevent organ rejection. The average transplant recipient takes approximately eight medications daily. Maintaining prescriptions for these medications can require weekly trips to the pharmacy. The Transplant Pharmacy and TransplantRx.com eliminate this inconvenience and deliver all medications directly to the recipient's home.

TransplantRx.com permits round-the-clock on-line ordering combined with the specialized transplant pharmacists of The Transplant Pharmacy to ensure that prescriptions are accurately and safely filled. These highly trained pharmacists can also provide personal counseling by phone or email to patients regarding their medications or transplant related issues. Transplant recipients can order new prescriptions, refill or transfer existing prescriptions, or receive individual and personalized feedback from an expert through the "Ask the Pharmacist" feature. Patients are automatically notified by email once an order has been received.

Additionally, The Transplant Pharmacy and TransplantRx.com accept a wide variety of health insurance. Reimbursement specialists are available to assist patients work through the process of insurance and reimbursement. All individual information is strictly confidential and is not distributed or shared with anyone outside of SangStat.

On November 11, 1998, the Office of the Inspector General ("OIG") of the Department of Health & Human Services issued an Advisory Opinion which stated that the placement by a pharmacy of a licensed pharmacist at a hospital transplant center might constitute prohibited remuneration under the anti-kickback statute section 1128B9B) of the Social Security Act. We did not request the Advisory Opinion and the opinions only apply to the requesting parties and the fact pattern set forth in their request for an advisory opinion. We believe that the operation of The Transplant Pharmacy differs from the fact pattern set out in the Advisory Opinion and does not constitute prohibited remuneration. If the OIG disagrees with this analysis, The Transplant Pharmacy's program may be modified so that it would no longer include an on-site pharmacist at transplant centers.

Sales and Marketing

In the United States we market products through our direct sales force. We hired a new Vice President of Sales in February, 1999. As of March 27, 2000, we have 21 Transplant Account Managers, supervised by three regional sales directors, who call on (or "detail") primarily to the approximately 250 transplant centers in the United States. A number of the Account Managers have backgrounds in transplantation, either from detailing other transplant products or with clinical backgrounds as nurses or as transplant coordinators in transplant centers. We also have two national account directors who call on group purchasing organizations and managed care groups and one open position for a national account director. Sales to McKessonHBOC accounted for approximately 11% of our total revenues in 1999. No customer accounted for more than 10% of our total revenues in 1998. Two customers accounted for approximately 17% and 16%, respectively, of total revenues in 1997.

In Europe, we market products through the IMTIX sales force and marketing team, which includes approximately 30 people who have been selling Thymoglobulin and Lymphoglobuline, among other products, for the past ten years. There are also approximately 250 transplant centers in Europe.

The marketing department in the US and Europe work together in a coordinated, cohesive fashion with each other and with the sales force. Product concepts and market penetration programs are targeted to blend clinical data with proven marketing techniques. In 1999, the marketing department conducted multiple faculty training meetings in which academicians and researchers presented clinical data on our products to over 125 clinicians from transplant centers. We also use a variety of marketing techniques to promote our products, including sampling, journal advertising, promotional material, specialty publications, rebate coupons, product guarantees, educational conferences and exposure of our products on the Internet.

For certain territories and products, however, we have co-promotion arrangements or other licensing arrangements with pharmaceutical, diagnostic or biotechnology companies. In 1997, we entered into an exclusive agreement with Amgen for the registration, marketing and distribution of SangCya Oral Solution and Sang-2000 in certain Asian Pacific Rim territories. We have also entered into an agreement with Abbott Laboratories for the co-promotion and distribution of SangCya Oral Solution and a cyclosporine capsule product. See "Strategic Relationships." To the extent we enter into co-promotion or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, which may not be successful.

Revenues for sales outside of the United States were $1,765,000, $8,022,000, and $26,209,000 for 1997, 1998, and 1999, respectively, the majority of which has come from Europe since the acquisition of IMTIX in September 1998. See Note 16 of the Notes to Consolidated Financial Statements.

Warehousing and Distribution

We use a logistics provider to store and distribute our products from one central warehousing location in Memphis, Tennessee. When our logistics provider receives a purchase order through electronic data input, phone, mail or facsimile, it sends the order to the warehouse for shipment, usually within 24 hours, to the customer placing the order. The logistics provider is also responsible for invoicing and collections.

Strategic Relationships

We evaluate on an ongoing basis potential collaborative relationships with corporate and other partners where such relationships may complement and expand SangStat's research, development, sales and marketing capabilities. We may not be interested in or able to negotiate any additional collaborative arrangements. If we establish such relationships, they may not be successful.

Co-Promotion Agreements

Abbott Laboratories

We entered into an agreement with Abbott Laboratories in May 1999 for the co-promotion, distribution, and clinical development in the United States with respect to SangCya Oral Solution and a cyclosporine capsule product. This agreement enables both companies to maximize their strengths by combining our transplant expertise with Abbott's pharmaceutical presence, particularly in the managed care area. As part of the agreement, Abbott also invested $14 million in our common stock, loaned us $16 million and has made milestone payments totaling $13.9 million as of December 31, 1999. We will share marketing and promotional expenses as well as the profits from the co-promotion of these two products. The agreement ends December 31, 2004 unless we both agree to extend it. Further details concerning this agreement are included in Item 7 under Liquidity and Capital Resources.

Distribution Agreements

Aventis Pasteur

We entered into a Distribution Agreement with Aventis in May 1999 that expires March 31, 2002. Aventis is our exclusive distributor for Thymoglobulin and Lymphoglobuline outside of Canada, the US, and Europe. The contract has minimum purchase requirements. If Aventis doesn't meet these minimums, the agreement becomes non-exclusive, which means we can sell to another distributor in the same country. Aventis sells these products either through its local subsidiary or through a distributor that often distributes other Aventis products. Aventis also does certain steps in the manufacturing process of some of our products. See "Manufacturing". In addition, pursuant to the purchase of Aventis's organ transplant business known as IMTIX on September 30, 1998, we pay Aventis royalties on certain products contingent upon the sales of these products. In 1999, royalty payments to Aventis totaled approximately $646,000.

Amgen, Inc.

Amgen, Inc. ("Amgen") is our exclusive distributor for SangCya Oral Solution and Sang-2000 in Australia, New Zealand, China and Taiwan. Amgen is responsible for obtaining the registrations and market the products under the SangCya trademark. Amgen paid us an initial payment plus other milestone payments. There are no more milestones due under the agreement. We sell finished product to Amgen. If Amgen is sued for patent infringement based upon its sale of SangCya Oral Solution or Sang-2000 in these countries, we will control and pay for such litigation. See "Item 3. Legal Proceedings."

Medison

Medison Pharma Ltd. ("Medison") is our exclusive distributor for SangCya Oral Solution and Sang-2000 in Israel. Medison is responsible for obtaining the registrations and market the products under the SangCya trademark. We sell finished product to Medison. If Medison is sued for patent infringement based upon its sale of SangCya Oral Solution or Sang-2000, we will control and pay for such litigation. See "Item 3. Legal Proceedings."

License Agreements

University of North Carolina

We have been working with the University of North Carolina ("UNC") since 1994. UNC does formulation work for us on cyclosporine formulations. UNC is a co-inventor of the patent covering SangCya Oral Solution. Under the terms of our license agreement with UNC, we pay UNC a royalty on sales of SangCya Oral Solution in return for a worldwide exclusive license. Should UNC's work on other formulations result in a product, we may pay UNC a royalty for such products.

Stanford University

We also have a worldwide, exclusive license from Stanford University to make, sell or otherwise distribute products covered by patents and patent applications on certain HLA peptides. Stanford University has no obligation to conduct any further research with respect to such peptides. Our exclusive right to these patents expires in October 2007. Additionally, under the terms of this agreement, we pay Stanford University annual license fees and, if we obtain regulatory approval and start selling a product covered by the agreement, we will pay Stanford University a royalty on sales of this product.

Competition

The drug industry is very competitive. The drugs we market compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, and biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for us. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products we are developing or marketing and may be more effective and less costly. In addition, many of our competitors have significantly greater experience than we do in conducting clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. This could cause our competitors to succeed in commercializing products more rapidly than we can. The principal factors upon which our products compete are:

    product utility

    therapeutic benefits

    ease of use

    effective marketing, and

    distribution price

We believe we compete favorably with respect to all of these factors.

Competitive products with respect to our material products include the following:

Our Products	Competitive Products	Competitor
SangCya/Sang-2000	Neoral Sandimmune Prograf® Generic cyclosporine capsule	Novartis AG Novartis AG Fujisawa Pharmaceutical Co. Ltd. Eon Labs
Thymoglobulin/Lymphoglobuline	Orthoclone OKT® 3	Ortho Biotech
	ATGAM®	Pharmacia & Upjohn Inc.
	Simulect®	Novartis AG
	Zenapax®	F. Hoffmann La-Roche Ltd.

Our cyclosporine products are generic and compete against the branded cyclosporine products as well as other generic cyclosporine products that have been or may be approved. These products also compete against Prograf, marketed by Fujisawa Pharmaceutical Co. Ltd, which was approved by the FDA to be taken instead of cyclosporine. American Home Products' Rapamune® and Roche's Cellcept® are indicated as conjunctive therapies, to be taken with cyclosporine rather than instead of cyclosporine. As noted above, Thymoglobulin competes with OKT3, ATGAM, Simulect, and Zenapax. In the United States, Thymoglobulin has been successful in establishing a market share against these products which were all previously on the market. In Europe, Novartis and Roche have just started selling Simulect and Zenapax, respectively, and we believe that the launch of these two products may impact sales of Thymoglobulin and Lymphoglobuline in Europe.

The Transplant Pharmacy competes with other mail order pharmacies and drug distribution companies, such as Chronimed Inc., MedCo, and Stadtlander Drug Company. These companies are much larger and have more revenues to support the fixed costs of a mail order pharmacy and therefore represent significant competition.

Patents and Proprietary Technology

We have a number of patents filed in the United States and in corresponding countries with respect to the products we are selling, the products we have in development and our research areas. We aggressively seek patent protection on our inventions and our policy is to enforce our intellectual property rights. We have the following patents in the United States and are pursuing corresponding patent applications in other countries.

    Four issued patents that cover our cyclosporine formulations technology, for developing multiple formulations and dosage forms of cyclosporine.
    Eleven issued patents that cover several different test formats for sHLA-based and allied assays, including PRA-STAT and other diagnostic products, some of which we are no longer selling.
    One issued patent relating to RDP58.
    One issued patent in the heme oxygenase area.
    Two issued patents in the xenotransplantation areas.

Our patents expire on various dates beginning in the year 2008 and ending in the year 2016. We also have patent applications pending in the United States in the pre-transplant and post-transplant monitoring, cyclosporine, RDP58, heme oxygenase and xenotransplantation areas, and with respect to the CycloTech device.

Having an issued patent, as we do for example with SangCya Oral Solution, does not protect us from being sued for patent infringement. Novartis has sued us for patent infringement with respect to SangCya Oral Solution in the United States and the United Kingdom and we anticipate that they will sue us for patent infringement in other countries as we or our distributors launch SangCya Oral Solution in those countries. See "Item 3 - Legal Proceedings."

As we discussed in our licensing section, we have an exclusive, worldwide, license from Stanford University that covers some of our peptide work. Stanford has filed patent applications with respect to such technology and we work with Stanford's patent attorneys on these matters.

Patent applications in the United States are maintained in secrecy until patents issue. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first to discover compositions covered by our pending patent applications or the first to file patent applications on such compositions. There can be no assurance that our pending patent applications will result in issued patents, that any of our issued patents will afford protection against a competitor or that our products will not infringe on other patents.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees and consultants.

We have registered or applied for registration of the names of all of our marketed products and plan to register the names of our products under development once a name has been selected for the product candidate.

Manufacturing

Manufacturing pharmaceutical products is a highly regulated process. The FDA and other regulatory agencies require that manufacturing be done in accordance with current Good Manufacturing Practices ("GMP"). Additionally, products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, we may not be able to quickly and efficiently replace our manufacturing capacity in the event that we are unable to manufacture Thymoglobulin or Lymphoglobuline or one of our manufacturers is unable to manufacture one of our other products for us. See "Risk Factors - We may not be able to manufacture or obtain sufficient quantities of SangCya, Sang-2000, or Thymoglobulin," and "Risk Factors - We rely on third parties for manufacturing."

In general, we don't manufacture our own products. However, when we acquired IMTIX in 1998, we also acquired the manufacturing unit in Lyon, France that manufactured Thymoglobulin and Lymphoglobuline. Currently Aventis also does certain steps in the manufacturing process of Thymoglobulin and Lymphoglobuline under contract to us. We do the remaining manufacturing steps ourselves in manufacturing facilities that we lease from Aventis. These agreements with Aventis expire on dates ranging from 2008 to 2013. In 1999, partially in response to a letter from the FDA, we improved certain manufacturing processes at the Lyon facility and are continuing to improve these manufacturing processes in 2000 as we move part of our operations to a new manufacturing building in the same location. Our manufacturing operations were not materially affected and we do not believe that they will be materially affected in the future. We believe that our facility currently complies with GMP.

We have no other manufacturing facility and the Lyon facility could not be used for products other than biologics. Therefore, we rely on third parties to manufacture our other products, both those that we sell and those in development. We depend on such third parties to perform their obligations in compliance with all regulatory requirements and on a timely basis. If any of our contract manufacturers fail to perform, such failure may delay our clinical development or submission of products for regulatory approval or result in product shortages with respect to our marketed products. SangCya Oral Solution, Sang-2000, Celsior, PRA-STAT, CycloTech and RDP58 are all manufactured by third parties.

With respect to our cyclosporine products, SangCya Oral Solution and Sang-2000, we have agreements for commercial scale production of cyclosporine bulk material with Gensia Sicor ("Sicor") and Abbott. Our Sicor agreement runs until October 31, 2013 and has an automatic five year term renewal unless one party gives notice. Our Abbott agreement terminates December 31, 2004 and is automatically renewed until one party gives notice. Bulk cyclosporine is difficult to manufacture since it must be extracted from whole cells and carefully purified. We have an obligation to purchase a certain percentage of our future bulk cyclosporine requirements from Sicor and a minimum fixed amount from Abbott, subject to certain conditions being met.

We also have a toll manufacturing agreement with Eli Lilly and Company ("Lilly") to manufacture finished SangCya Oral Solution and Sang-2000. Under the toll manufacturing agreement, we supply the bulk active ingredient to Lilly and they charge us a manufacturing fee to finish the product. This agreement runs until 2006 and has automatic three year renewal terms unless one party gives 12 months notice of termination prior to the expiration of the then existing term.

Government Regulation

FDA and Other Regulatory Authorities

Our research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries ("Regulatory Agencies"). The United States Federal Food, Drug, and Cosmetic Act (the "Act") and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of our products and product candidates. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would harm our ability to commercialize any product candidates we develop and our ability to receive product revenues. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

The steps ordinarily required before a drug or biological product may be marketed in the United States include the following:

  preclinical studies,
  the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may commence, adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, the submission to the FDA of New Drug Application ("NDA"), or Biological License Application ("BLA"), if applicable, and
  FDA approval of the application, including approval of all product labeling.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA authorization to commence clinical trials or the lack of an objection may not mean that the FDA will ultimately approve an application for marketing approval.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

o Phase I	Phase I clinical trials involve the initial introduction of the drug into healthy human volunteers. In Phase I clinical trials, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology).
o Phase II	Phase II clinical trials are conducted in a target patient population to gather evidence about the pharmacokinetics, safety and biological or clinical efficacy of the drug for specific indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.
o Phase III	When a compound has shown evidence of efficacy and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population.

Our products in clinical trials during 2000 may include Thymoglobulin for expanded labeling and Sang-2000 if additional studies are appropriate. We anticipate filing an IND for RDP58 in 2000 and plan to start a Phase I/II clinical trial also in 2000.

Our clinical trials may not be completed successfully or within any specified time period. Either the FDA or we may suspend clinical trials at any time, if either of us concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons. The conduct of clinical trials is complex and difficult, especially in Phase III. The design or the performance of the Phase III clinical trial protocols may not be successful.

The results of preclinical studies and clinical trials, if successful, are submitted in an application to seek FDA approval to market the drug or biological product for a specified use. The testing and approval process requires substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. Our product candidates may not receive regulatory approvals for marketing, or if approved, that approval may not be for the indications that we requested.

Other Regulatory Agencies follow similar procedures to those required by the FDA and require that the safety and efficacy of our pharmaceutical product candidates be supported through adequate and well-controlled clinical trials. If the results of our pivotal clinical trials submitted in application for approval do not establish the safety and efficacy of our product candidate to the satisfaction of any Regulatory Agency, we will not receive the approvals necessary to market our product candidate in that country.

In the European Union ("EU"), the registration process for products can be done through a decentralized procedure. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all Member States from which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

We have filed for approval of SangCya Oral Solution in the United Kingdom and have sought approval in the Member States through the mutual recognition procedure. The Medicines Control Agency ("MCA"), which is the appropriate Regulatory Agency in the United Kingdom, has indicated that it reviewed the Neoral data when approving SangCya Oral Solution's marketing authorization. Novartis Pharmaceuticals Ltd. and Novartis A.G. challenged that position and sought to have our marketing authorization revoked. The High Court in London ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, but Novartis may appeal the decision. If Novartis obtains permission to appeal the decision and the Appellate Court agrees with Novartis' position, we may have to submit additional patient data to the MCA to have our marketing authorization re-issued. See "Item 3 - Legal Proceedings."

In order to market our devices and monitoring products, we must obtain regulatory clearance prior to commercial distribution. New medical devices are generally introduced to the market based on a premarket notification or "510(k)" submission to the FDA in which the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval. The claim of substantial equivalence will generally have to be supported by various types of data and materials including, in some instances, preclinical and/or clinical test results.

If the sponsor of a 510(k) cannot obtain an FDA order declaring substantial equivalence, the sponsor will have to submit a premarket approval application ("PMA"). A PMA will generally have to be supported by extensive data, including preclinical and clinical trial data, to prove the safety and efficacy of the device. Although, by statute, the FDA has 180 days to review a PMA once it has been accepted for filing, PMA reviews more often involve a significantly longer time period, usually 12 to 24 months or longer from the date of filing. The data collected by the sponsor may not support a PMA marketing approval.

We may be doing clinical trials for CycloStat and CreaStat in 2000 depending on the outcome of our commercial assessment. In addition, we may do clinical trials for Celsior in lung as a label expansion. See "Marketed Products - Celsior."

Following approval, Regulatory Agencies continue to regulate our approved and marketed products. We must report adverse drug events associated with our products to Regulatory Agencies. In addition, Regulatory Agencies also inspect on a regular basis the equipment and facilities used to manufacture our products. A Regulatory Agency may suspend the manufacturing facilities (and order a recall of our products manufactured in that facility) if the Regulatory Agency believes that the product has not been manufactured in compliance with regulations. See "Manufacturing."

Environmental Regulation

In connection with our research and development activities we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Third Party Reimbursement

Our operating results will depend in part on the availability of adequate reimbursement for our products from third-party payers, such as government entities, private health insurers and managed care organizations. Third-party payers increasingly are seeking to negotiate the pricing of medical services and products. In some cases, third-party payers will pay or reimburse a user or supplier of a prescription drug product only a portion of the purchase price of the product. In the case of our prescription products, payment or reimbursement by third-party payers of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. Reimbursement, if available, may not be adequate. If government entities or other third-party payers for our products do not provide adequate reimbursement levels, our results of operations would be harmed.

A number of legislative and regulatory proposals aimed at changing the United States' health care system have been proposed in recent years. While we cannot predict whether any such proposals will be adopted, or the effect that any such proposals may have, such proposals, if enacted, could harm our business operations.

Product Liability Insurance

We face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. We could be subject to significant product liability claims. We currently have product liability insurance in the amount of $10.0 million per claim and $10.0 million in the aggregate on a claims-made basis. Many of our customers require that we maintain product liability insurance coverage as a condition to their conducting business with us. As the loss of such insurance coverage could result in a loss of such customers, we intend to take all reasonable steps necessary to maintain such insurance coverage. However, insurance coverage may not be available in the future on commercially reasonable terms. Such insurance may not be adequate to cover potential product liability claims and the loss of insurance coverage or the assertion of a product liability claim or claims could harm our operating results.

Scientific Advisory Board

We have a Scientific Advisory Board, which consists of individuals with recognized expertise in immunology, transplantation or regulatory affairs. The Scientific Advisory Board's members advise us about present and long-term scientific planning, research and development. Members meet individually or as a group with our management from time to time. Each member of the Scientific Advisory Board has entered into a consulting agreement with us.

Jean Dausset, M.D., received a Nobel Prize in Medicine in 1980 for work that led to the discovery of HLA. In 1984, he founded and is currently serving as President of the Human Polymorphism Study Center (CEPH), which is currently engaged in research directed toward mapping the human genome. Professor Dausset is a member of the French Academy of Sciences, a foreign member of the American Academy of Arts and Sciences and of the National Academy of Sciences.

Roy First, M.D., is a Professor of Internal Medicine at the University of Cincinnati Medical Center, and Director of the Section of Transplantation in the Division of Nephrology and Hypertension. He is a Past President of the American Society of Transplant Physicians (ASTP), and is currently Chairman of the Ad Hoc Committee for Organ Donation of the United Network for Organ Sharing (UNOS). Dr. First obtained his medical degree at the University of Witwatersrand in Johannesburg, South Africa in 1966.

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

Employees

As of December 31, 1999, we employed 283 people worldwide, of which 148 are in the US and Canada and 135 are in Europe, which includes approximately 50 employees in our manufacturing facility in Lyon, France, most of whom are represented by a labor union. We believe that we maintain good relations with our employees.

Executive Officers of the Company

Philippe Pouletty, M.D., 41, founded SangStat in 1988. Dr. Pouletty served as our President, CEO and a director of SangStat from 1988 to 1995. From 1995 to February 1999 he served as Chairman and CEO and is presently the Chairman. He is currently the CEO and Chairman of DrugAbuse Sciences, Inc. He is also a member of the board of Conjuchem, a private biotechnology company. Before founding SangStat, Dr. Pouletty co-founded Clonatec, a French biotechnology company, where he was the director of research from 1984 to 1988. Dr. Pouletty received his M.D. degree from the University of Paris VI and immunology and virology degrees (M.S.) at Institut Pasteur. He was a post-doctoral fellow at Stanford University in the Department of Medical Microbiology and Immunology.

Jean-Jacques Bienaimé, 46, has been President and Chief Operating Officer of the Company since June 1998 and became Chief Executive Officer on February 1, 1999. He was elected to the Board of Directors in March 1999. From September 1992 to May 1998 Mr. Bienaimé was with Rhone Poulenc Rorer, Inc., a pharmaceutical company, rising to the position of Senior Vice President, Corporate Marketing and Business Development. He is currently a member of the board of Fox Chase Cancer Center and Aerogen Inc. Mr. Bienaimé received his degree in economics from Ecole Superieure de Commerce de Paris in France and an M.B.A. from the Wharton School, University of Pennsylvania.

Steve Aselage, 48, has been our Senior Vice President, North American Sales since February 1999. From 1995 to January 1999, Mr. Aselage was the Director of Sales and Marketing at Advanced Tissue Design. Mr. Aselage received a B.S. in biology from the University of Notre Dame.

Christophe M. Bianchi, M.D., 38, has been the President of our IMTIX-SangStat subsidiary and our Senior Vice President, Global Marketing and Business Development since January 2000. From 1989 to December 1999, Dr. Bianchi held various positions with Rhône-Poulenc Rorer, Inc., serving most recently as Vice President and Head, Global Marketing. Dr. Bianchi received an M.D. from the University of Reims in France, a degree from Ecole De Hautes Etudes Commerciales (EDHEC graduate school of management), and a Masters of Business Administration from the Wharton School, University of Pennsylvania.

Roland Buelow, Ph.D., 41, has been our Senior Vice President of Research and Development since April 2000 and was Vice President of Research and Development from 1993 until 2000. Dr. Buelow received a Ph.D. in Biology from the Max- Planck Institute for Biology in Tuebingen, Germany. Dr. Buelow visited the University of Texas as a Fulbright scholar and spent two years at Stanford Medical School.

Stephen G. Dance, 49, has been our Senior Vice President, Finance since April 1999. From July 1998 to April 1999, Mr. Dance was Director of Financial Accounting, Planning and Reporting at Plantronics, Inc. From 1983 to July 1998, Mr. Dance held various positions with Roche Bioscience and Syntex Corporation, which was acquired by Roche Holding Ltd. in 1994, serving most recently as Controller, Syntex Laboratories, Inc. Mr. Dance holds a B.A. in French from Leeds University in England, is a Certified Public Accountant in the State of California and a fellow of the Institute of Chartered Accountants in England and Wales.

Elliott B. Grossbard, M.D., 52, has been our Senior Vice President of Medical Development since March 2000. From 1991 until March 2000, Dr. Grossbard held various positions at Scios, Inc., serving most recently as Senior Vice President, Development of Medical and Regulatory Affairs. Immediately prior to joining Scios, he was Vice President of Medical Affairs for HemaGen/PFC, a privately-held company developing per fluorocarbon products for oxygen transport and as blood substitutes. From 1982 to 1990, he was Associate Director and later Director of Clinical Research for Genentech, in charge of the clinical development of Alteplase (TPA). From 1978 to 1980, as an Assistant Attending Physician at Memorial Hospital and Assistant Professor of Medicine at Cornell Medical School, he helped to establish the Bone Marrow Transplant Service at Memorial Hospital. He received his M.D. from the Columbia College of Physicians and Surgeons in 1973, trained in internal medicine at Massachusetts General Hospital in Boston and received subspecialty training in hematology at the Columbia-Presbyterian Medical Center and the Memorial Sloan-Kettering Cancer Center in New York.

Ralph E. Levy, 51, has been our Senior Vice President, Operations since 1995 and Vice President, Operations from 1990 until 1995. Mr. Levy received a B.S. in chemistry from the City College of New York and an M.S. in chemistry from Seton Hall University.

Raymond J. Tesi, M.D., 44, has been our Senior Vice President, Medical Affairs and Strategic Development since August 1999. From May 1997 to August 1999, Dr. Tesi served as our Senior Vice President of Marketing. From 1994 until 1997, Dr. Tesi was an associate professor of surgery and director of the extra-renal transplantation program at Tulane Medical School in New Orleans, Louisiana. He was a transplantation surgical fellow at the Ohio State University Hospital. Dr. Tesi received an M.D. from the Washington University School of Medicine in St. Louis, Missouri.

Randell J. Correia, Pharm.D, 41, has been Vice President, The Transplant Pharmacy® of SangStat Medical Corporation since 1995. From 1988 to 1994, Dr. Correia was the chief executive officer of California Infusion Services, a subsidiary of the California Healthcare System. In 1995 he was also the program manager for Stanford Health Systems Home Pharmacy. Dr. Correia received a doctor of pharmacy degree from the University of the Pacific in Stockton, California.

Robert C. Floc'h, Ph.D., 52, has been the General Manager of our IMTIX- SangStat subsidiary since we acquired IMTIX in September 1998. In addition, Dr. Floc'h has been General Manager at SangStat Atlantique, our previous operating subsidiary in France, since 1992. Dr. Floc'h received a doctor of pharmacy degree and a Ph.D. in medical chemistry from the University of Nantes.

Carole L. Nuechterlein, 39, has been our Vice President and General Counsel since October 1998. From 1991 to October 1998, Ms. Nuechterlein held various positions with Roche Bioscience and Syntex Corporation, which was acquired by Roche Holding Ltd. in 1994, serving most recently as Director of Legal Affairs. Ms. Nuechterlein received a B.A. in 1983 from Valparaiso University and a J.D. in 1986 from the University of Michigan.

John A. Orwin, 35, has been Vice President of US Marketing since March 2000. From August 1999 to March 2000, he was Senior Director, US Marketing and Product Director, Acute Care Products from August 1998 until August 1999. From 1994 until August 1998, Mr.Orwin held various positions at Rhone Poulenc Rorer, serving most recently as Marketing Director, Respiratory Products. Mr. Orwin received a B.A. in Economics from Rutgers University and an M.B.A. in Finance & International Business from New York University.

David L. Winter, M.D., 67, has been the President and Chief Executive Officer of our Human Organ SciencesTM subsidiary since 1998. From 1995 to 1998, Dr. Winter served as SangStat Medical Corporation's president and chief operating officer. Dr. Winter received an M.D. from Washington University School of Medicine.

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of December 31, 1999, our accumulated deficit was $133,277,000. Our operating expenses have increased from approximately $31.0 million to $60.9 million to $89.9 million over the three year period ended December 31, 1999. Total revenues increased from approximately $4.5 million to $19.7 million to $58.2 million, while losses from operations increased from approximately $26.5 million to $41.3 million and decreased to $31.7 million over the three year period ended December 31, 1999. We cannot guarantee that we will ever achieve significant revenues from product sales or that we will achieve profitable operations. To date, our product revenues have been substantially dependent on international sales of Thymoglobulin and Lymphoglobuline, sales of PRA-STAT, and limited initial sales in North America of Thymoglobulin and SangCya Oral Solution.

We may require additional funds within the next 12 months. Within the next twelve months, we may need to raise additional funds through financings and collaborative research and development arrangements with corporate partners. We may not be able to raise adequate funds on favorable terms, if at all, and our discussions with potential collaborative partners may not result in any agreements. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would not otherwise relinquish.

Our future growth depends on sales of key products. We expect to derive most of our future revenues from sales of the cyclosporine capsule, Thymoglobulin and SangCya Oral Solution. We have limited experience selling our products. Our sales of SangCya Oral Solution and Thymoglobulin began in 1998 and 1999, respectively. We have not yet begun selling our cyclosporine capsules. We will be marketing cyclosporine capsules in the United States under a co-promotion agreement with Abbott Laboratories. We cannot guarantee that Abbott will effectively perform under the agreement, and their failure to do so may delay regulatory approval and product launch. We also will not be the first generic cyclosporine capsule approved; Eon's generic cyclosporine capsule was approved in February 2000, but to the best of our knowledge, Eon has not yet launched its product.

Any factor adversely affecting the regulatory approval or sale of these key products, individually or collectively, would harm our business and results of operations. Sales of these key products could be adversely affected by the following:

    competitive changes
    regulatory matters
    manufacturing or supply interruptions
    number of contracts with managed care providers and group purchasing organization factors affecting production
    marketing or pricing actions
    changes in the prescribing practices of transplant physicians reimbursement practices of third party payers
    product liability claims

In particular, with respect to SangCya Oral Solution and cyclosporine capsules, sales may be affected by the following:

    perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic the availability and acceptance of the CycloTech device to be used in connection with SangCya Oral Solution other generic competitors such as Eon
    intense competitive pressure from Novartis as well as the Novartis litigation.

Failure of sales to meet forecasts may also cause excessive inventory build- up, which, if not sold prior to lot expiration, may be required to be taken as a charge against earnings.

Our litigation with Novartis may be resolved adversely and will be a drain on time and resources. We are involved in significant litigation with Novartis regarding our SangCya Oral Solution. See "Item 3 - Legal Proceedings." The course of litigation is inherently uncertain and we may not achieve a favorable outcome. As a result of the Novartis suits, we could be enjoined from selling SangCya Oral Solution for a significant period of time or ultimately be prevented from selling SangCya Oral Solution in the United States, the United Kingdom or any country in which we attempt to launch SangCya Oral Solution. Should this happen, we do not believe we would be able to obtain a license from Novartis on acceptable terms in any country because we believe cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it to us on acceptable terms. Failure to obtain any such required license could prevent us from selling SangCya Oral Solution entirely in the United States, the United Kingdom, or any country in which we attempt to launch SangCya Oral Solution, which would harm our future revenues. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management's attention.

A slower product launch has created excess perishable inventories. Due to the inherent uncertainty of the timing of the SangCya Oral Solution approval and the concern over having insufficient inventory for the launch of SangCya Oral Solution, we manufactured large quantities of SangCya Oral Solution well in advance of the approval date. In the third and fourth quarters of 1999, we have written off $1.9 million. While demand for SangCya Oral Solution is growing, we may not sell this entire inventory prior to lot expiration. In addition, we also have significant amounts of bulk cyclosporine active ingredient, which we are not using for manufacturing finished product in the amount anticipated. We could write off portions of both our finished product and bulk active ingredient inventory in the future, which could significantly reduce the gross margin reported for that future period.

If we do not develop and market new products, our business will be harmed. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, manufacture, introduce and market products and product candidates. We cannot guarantee that we will successfully do this. Our product candidates will require extensive development and testing, as well as regulatory approval prior to commercialization. Cost overruns could occur due to the following:

    unanticipated regulatory delays or demands
    unexpected adverse side effects
    insufficient therapeutic efficacy

These events would prevent or substantially slow down the development effort and ultimately would harm our business. Furthermore, there can be no assurance that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, or that any product will not infringe the proprietary rights of others or will achieve market acceptance.

We may not be able to manufacture or obtain sufficient quantities of SangCya, Sang- 2000, or Thymoglobulin. We have contracted for commercial scale production of cyclosporine bulk material, the active ingredient of cyclosporine, for SangCya Oral Solution and Sang-2000, from Gensia Sicor and Abbott Laboratories. Gensia is a qualified supplier of cyclosporine bulk material in the SangCya Oral Solution and Sang-2000 regulatory applications. We have applied to qualify Abbott as an alternative cyclosporine raw material supplier, but this supplemental application has not yet been approved outside of the US. We have also contracted with Lilly for the manufacture of SangCya Oral Solution and Sang-2000. We cannot control these suppliers, and they may fail to timely deliver adequate supplies of a sufficiently high quality product, and any such failure may delay product launch, impair our ability to deliver our products on a timely basis, or otherwise impair our competitive position, which would harm our business and results of operations.

Thymoglobulin is also difficult to manufacture and there can be no assurance that we will be able to manufacture commercial quantities at an economical cost. We acquired the IMTIX division of Aventis in 1998, including certain manufacturing capabilities with respect to Thymoglobulin. From time to time prior to the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin for commercial sale. Since the acquisition, all batches of Thymoglobulin have met manufacturing specifications; however even after the acquisition, we still rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization. We cannot guarantee that Aventis will continue to effectively and continuously provide us these critical manufacturing services. We cannot guarantee we will not experience manufacturing difficulties with respect to Thymoglobulin in the future which may impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business.

We rely on third parties for manufacturing. We generally rely on third parties to manufacture compounds (other than Thymoglobulin and Lymphoglobuline) and devices for commercial sales and clinical trials. We cannot guarantee manufacturers will meet FDA standards governing GMP or other regulatory guidelines, that any Biologics License Applications, or BLA, required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a pre-approval inspection. We cannot guarantee we will be able to enter into additional commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. We will depend on all such third parties to perform their obligations effectively and on a timely basis. We cannot guarantee that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position, which could harm our business. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by Regulatory Authorities and by us. Additionally, such products can only be manufactured in facilities approved by the applicable Regulatory Authorities. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture their products at one or more of their facilities. For certain of our potential products, we will need to develop our production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

Failure of the market to adopt our products will harm our business. Whether or not regulatory approvals are obtained, uncertainty exists as to whether our products will be accepted by the market. We cannot guarantee patients, physicians, pharmacists, or third-party payers will accept our products. Accordingly, we cannot guarantee our products and product candidates will obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payers to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products we develop, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of our products relative to alternative therapies, the availability of third-party reimbursement and the extent of our or third party distributor's or agents' marketing efforts. In particular, with respect to SangCya Oral Solution and cyclosporine capsules we cannot guarantee we will be successful in taking significant market share away from Novartis, even if product approval is granted.

Fluctuations in operating results may adversely affect our stock price. Our operating losses have been substantial each year since inception and we expect losses to continue in the near future as a result of a number of factors, including:

    the uncertainty in the timing and the amount of revenue we earn upon product sales our achievement of research and development milestones
    our funding obligations under collaborative research agreements expenses we incur for product development, clinical trials and marketing and sales activities.

Our operating results may also fluctuate significantly as a result of other factors, including :

    the introduction of new products by our competition
    regulatory actions
    market acceptance of our products
    adoption of new technologies
    manufacturing capabilities
    cost of litigation
    third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future. In particular, the realization of any of the risks described in this 10-K could have a significant and adverse impact on the market price for our stock.

Our stock price has historically been volatile. The market prices for securities of pharmaceutical and biotechnology companies, including ours, are highly volatile. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate as a result of factors such as:

    announcements of new therapeutic products by us or our competitors announcements regarding collaborative agreements
    governmental regulations
    clinical trial results
    developments in patent or other proprietary rights
    public concern as to the safety of drugs developed by us or others comments made by securities analysts
    general market conditions

Our future success depends on our ability to successfully manage growth. We continue to expand our operations, which places a strain upon our management, systems and resources. Our ability to compete effectively and to manage future growth, if any, will require us to continue to, on a timely basis, improve our financial and management controls, reporting systems and procedures and expand, train and manage an increasing number of employees. Our failure to do so would harm our results of operations.

Failure to protect our intellectual property would adversely affect our business. Our success depends in part on our ability to obtain and enforce patent protection for our products and to preserve our trade secrets. We hold patents and pending patent applications in the United States and abroad. Some of our patents involve specific claims and thus do not provide broad coverage. There can be no assurance that our patent applications or any claims of these patent applications will be allowed, or found to be valid or enforceable, that any patents or any claims of these patents will provide us with competitive advantages for our products or that such issued patents and any patents issued under pending patent applications will not be successfully challenged or circumvented by our competitors. We have not conducted extensive patent and prior art searches with respect to our product candidates and technologies, and we cannot guarantee that third-party patents or patent applications do not exist or could not be filed in the United States, Europe or other countries which would have an adverse effect on our ability to market our products. We cannot guarantee claims in our patent applications would be allowed, or found to be valid or enforceable, or that any of our products would not infringe on others' patents or proprietary rights in the United States or abroad. We also have patent licenses from third parties whose patents and patent applications are subject to the same risk as ours are.

We cannot guarantee we will be able to manufacture, or that we have manufactured, formulated or commercialized SangCya Oral Solution and capsules without infringing patent or other proprietary rights of Novartis or other third parties. We have been sued by Novartis for patent infringement. See "Item 3 - Legal Proceedings."

Patent applications in the United States are maintained in secrecy until patents issue. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first to discover compositions covered by our pending patent applications or the first to file patent applications on such compositions. Our pending patent applications may not result in issued patents and any of our issued patents may not afford protection against a competitor.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees and consultants. We cannot guarantee these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known or independently developed by competitors.

We have registered or applied for registration of the names of all of our marketed products and plan to register the names of our products under development once a name has been selected for the product candidate. We have registered or applied for registration of the names of most of our products under development or commercialized for research and development use. However, these trademark registrations may not be granted to us or may be challenged by competitors.

We face substantial competition. The drugs we develop compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to Thymoglobulin, SangCya Oral Solution and cyclosporine capsules, we will be competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than we do. We cannot guarantee we will be able to compete successfully against Novartis. To date, we have a limited number of contracts with managed care providers and group purchasing organizations. Our future sales will be dependent on our ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and we expect we will face this and other forms of competition. We cannot guarantee that developments by others will not render our products or technologies obsolete or noncompetitive, or that we will be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, our competitors may succeed in commercializing products more rapidly than we can. For example, we believe that the degree of market penetration of a cyclosporine capsule is dependent in part on whether we are the first company to market a bioequivalent formulation of cyclosporine. We believe that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, that would harm our business.

Other treatments for the problems associated with transplantation that our products seek to address are currently available and under development. To the extent these therapeutics or monitoring products address the problems associated with transplantation on which we have focused, they may represent significant competition.

The Transplant Pharmacy may not become a viable distributor. Establishing The Transplant Pharmacy as a viable distributor of pharmaceutical products and services entails a number of risks, including our ability to enter into agreements with transplant centers to utilize The Transplant Pharmacy's services, compliance with state regulations regarding pharmacy licensing and compliance with federal and state laws regulating payments for referrals for health care services. On November 11, 1998, the Office of the Inspector General, or OIG, of the Department of Health & Human Services issued an Advisory Opinion which stated that the placement by a pharmacy of a licensed pharmacist at a hospital transplant center might constitute prohibited remuneration under the anti-kickback statute section of the Social Security Act. This Advisory Opinion was not addressed at us, and the Advisory Opinion only applies to the party to whom it was addressed. We believe the Advisory Opinion does not apply to an operation like The Transplant Pharmacy and our operation does not make prohibited remuneration. We cannot guarantee that the OIG will agree with this analysis, in which case we may modify The Transplant Pharmacy so that it would no longer include an on-site pharmacist at transplant centers. We cannot guarantee that we will be successful in establishing The Transplant Pharmacy as a viable distributor of pharmaceutical products and services.

If our products do not receive regulatory approvals, or if we do not otherwise comply with government regulations, our business would be harmed. Our research, preclinical development, clinical trials, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, we must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with GMP requirements. We must also demonstrate the approvability of a BLA for our biological products. The approval of our generic product candidates is dependent on demonstrating bioequivalence with reference products in addition to assurance of compliance with GMP regulations.

The process of obtaining FDA and other required regulatory approvals is lengthy and will require the expenditure of substantial resources, and we cannot guarantee that we will be able to obtain the necessary approvals. Moreover, if and when such approval is obtained, the marketing, distribution and manufacture of our products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of SangStat and our employees.

Our therapeutic products are subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial resources, and we cannot guarantee we will be able to obtain the necessary approvals or the approvals for the proposed indications.

We depend on collaborative relationships. We have a number of strategic relationships for the development and distribution of our products. In particular, we have entered into a multi-year co-promotion, distribution and research agreement for SangCya Oral Solution and cyclosporine capsules in the U.S. with Abbott. We are dependent upon Abbott for certain regulatory, manufacturing, marketing, and sales activities under the agreement. Abbott may not perform satisfactorily and any such failure may delay regulatory approval, product launch, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We may enter into additional collaborative relationships with corporate and other partners to develop and commercialize certain of our potential products. We cannot assure you that we will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to us on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful.

We depend upon key personnel. Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We cannot assure you that we will be able to continue to attract or retain such people. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and results of operations. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel, in areas such as research, product development, preclinical testing, clinical trial management, regulatory affairs, finance, manufacturing, pharmacy affairs and marketing and sales. The inability to acquire such services or to develop such expertise could harm our business.

Pharmaceutical pricing and reimbursement is uncertain. Our ability to commercialize our products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. The pricing, availability of distribution channels and reimbursement status of newly approved healthcare products is highly uncertain and we cannot assure you that adequate third-party coverage will be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in product development. In certain foreign markets, pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could harm our ability to raise capital, and the adoption of such proposals or efforts could harm our results of operations. Further, to the extent that such proposals or efforts harm other pharmaceutical companies that are our prospective corporate partners, our ability to establish corporate collaborations may be adversely affected. In addition, third-party payers are increasingly challenging the prices charged for medical products and services. We cannot guarantee that our products and product candidates, if approved, will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

Our business exposes us to the risk of product liability claims for which we may not be adequately insured. We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects during research, clinical development or commercial use. We cannot guarantee we will avoid significant product liability exposure. Our product liability insurance coverage is currently limited to $10,000,000, which may not be adequate to cover potential liability exposures. Moreover, we cannot assure you adequate insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not harm our results of operations.

We deal with hazardous materials. In connection with our research and development activities and operations, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. We cannot assure you that we will not incur significant costs to comply with environmental and health and safety regulations. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and infectious biological specimens. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our ability to pay.

Our charter documents, stockholder rights plan and Delaware law may serve to deter a takeover. Certain provisions of our Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, we have adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire our shares or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control. In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control.

ITEM 2. PROPERTIES

Our global headquarters are located in Fremont, California. Floor space in Fremont is approximately 44,000 square feet, including offices, laboratory space, storage area and specialized areas for some pilot production and preclinical testing. The lease for the Fremont building space will expire in 2005 and may be renewed for subsequent years.

Our European headquarters are located in Lyon, France. We lease approximately 23,000 square feet from Aventis in Lyon, France for marketing, sales, administration and manufacturing. The leases for non-manufacturing operations expire at various dates up to 2006 and may be renewed for subsequent years. The manufacturing lease expires in 2013 but may be terminated at our option upon giving one year's notice.

We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future and anticipate that we will be able to expand our facilities to nearby locations as the need develops.

ITEM 3. LEGAL PROCEEDINGS

The following is a description of our current litigation, all of which is with Novartis A.G. or a subsidiary and relates to our cyclosporine products. The course of litigation is inherently uncertain and we may not achieve a favorable outcome. See "Item 1 - Risk Factors - Our litigation with Novartis may be resolved adversely and will be a drain on time and resources."

Patent Litigation

US Patent Litigation

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against us alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Novartis' Neoral product but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that we willfully infringed the patent; (ii) a permanent injunction to keep us from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses.

On April 15, 1999, we filed our answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude us from the market.

On April 15, 1999, we filed our answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude us from the market. Novartis filed a motion to separate the anti-trust counterclaim and to stay discovery relating to that counterclaim. On March 30, 2000 the Court denied Novartis' motion, which means that both the patent and the anti-trust claims will be tried at the same time and the same jury will decide both claims. The trial date is October 23, 2000 and discovery is continuing.

UK Patent Litigation

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited ("Novartis UK") filed an action against IMTIX-SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid, and has been infringed by the UK Defendants; and (v) costs. No trial date has been set at this time though the parties have agreed that the trial will not be scheduled before March 31, 2001.

Germany Patent Litigation

In January 2000, we filed a Nullity Action in the German Federal Patents Court in Munich, Germany seeking to invalidate German Patent 37 42 473, which is the German counter-part to the patent that Novartis is suing us on in the United States and the United Kingdom. If we are successful in this nullity action, we would invalidate the patent, which would render any infringement action that Novartis might bring in Germany moot.

Regulatory Litigation

US Regulatory Litigation

Novartis US also sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya oral solution. Loss of the AB rating would prevent SangCya Oral Solution from being automatically substitutable for Neoral oral solution, which would impede the marketing of SangCya Oral Solution. We do not believe that this lawsuit will impact the regulatory approval of Sang-2000 in the US.

In November 1999, Novartis filed a motion with the court requesting a preliminary injunction to block the FDA from enforcing its order requiring Novartis to change the labeling of its Neoral product line to make it consistent with the established name and descriptor for the product class: Cyclosporine Oral Solution, USP [MODIFIED]). At a hearing on December 7, 1999, the court rejected Novartis' motion for a preliminary injunction and ordered that FDA may proceed to require Novartis to change its labeling. We don't know if and when FDA will require Novartis to change the Neoral labeling on the products, but recent advertising for Neoral has used the new labeling.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay us our costs. Novartis has not yet, but may request permission from the Court of Appeals to appeal the High Court's decision. If such request is granted, then a hearing will take place before the Court of Appeals in late 2000 or early 2001. The Court of Appeals could reverse the High Court's ruling and rule in favor of Novartis or refer the case to the European Court of Justice.

UK Regulatory Litigation - Sang-2000 (SangCya Capsules)

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for Sang-2000, and in return, we agreed that we would not launch or commence mutual recognition procedures in relation to the Sang-2000 marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which we notify Novartis' solicitors of capsule approval.

We assume that Novartis will seek a judicial review hearing with respect to our Sang-2000 marketing authorization within this 28-day period to rescind it or to obtain a preliminary injunction to prevent sale of Sang-2000 until final resolution of the matter. We believe that if Novartis seeks a judicial review, it will be stayed until final resolution of the judicial review of the SangCya Oral Solution marketing authorization. If Novartis does not seek permission to appeal the High Court's decision on SangCya Oral Solution or if Novartis seeks such permission and it is not granted, then there has been a final resolution of the judicial review of the SangCya Oral Solution marketing authorization. In such event, the judicial review with respect to the granting of the Sang-2000 marketing authorization will progress.

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, we believe that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization because Novartis would not, based on the facts known to date, be able to demonstrate a substantial likelihood of success on the merits of its claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading publicly on the Nasdaq National Market on December 14, 1993 and is traded under the symbol SANG. The following table sets forth for the periods indicated the high and low daily closing prices for the Common Stock:

                                                  HIGH      LOW
                                                --------  --------
  Fiscal year ended December 31, 1998
    First Quarter...........................    $38.719   $23.562
    Second Quarter..........................     34.812    24.312
    Third Quarter...........................     31.969    16.566
    Fourth Quarter..........................     30.532    16.500

  Fiscal year ended December 31, 1999
    First Quarter...........................     32.125    12.375
    Second Quarter..........................     17.438    11.813
    Third Quarter...........................     22.750    14.875
    Fourth Quarter..........................     30.625    18.438

On March 21, 2000 the closing sale price of the Common Stock as reported on the Nasdaq National Market was $29.375 per share. As of March 21, 2000 there were approximately 114 holders of record of the Common Stock.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

Since January 1, 1999 until December 31, 1999, we have sold and issued the following unregistered securities and all were sold in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended, as each placement was made by us as an issuer to only one investor in a transaction not constituting a public offering. The recipient of securities in each transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

  In March 1999 SangStat issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of our common stock at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds we received were $9,550,000.
  In May 1999 Abbott Laboratories, Inc. invested $7,000,000 in exchange for approximately 534,000 shares of our common stock, as part of the co- promotion agreement discussed in Item 1 under Strategic Relationships.
  In August 1999, Abbott made a second equity investment of $7,000,000 in exchange for approximately 360,000 shares of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1999, and with respect to the balance sheets as of December 31, 1999 and 1998, are derived from the Consolidated Financial Statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                         Year Ended December 31,
                                        -----------------------------------------------------
                                          1999       1998       1997       1996       1995
                                        ---------  ---------  ---------  ---------  ---------
                                                  (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS
DATA:
  Revenues:
     Net product sales.................  $56,108    $18,586     $3,777     $2,399     $2,698
     Collaborative agreement...........    2,060      1,092        750         --      1,125
                                        ---------  ---------  ---------  ---------  ---------
          Total revenues...............   58,168     19,678      4,527      2,399      3,823
                                        ---------  ---------  ---------  ---------  ---------
  Operating expenses:
     Cost of sales and manufacturing...   31,288     12,532      3,736      2,846      2,753
     Research and development..........   14,470     17,688     16,210      8,330      6,647
     Selling, general and
       administrative..................   42,761     27,149     11,067      6,120      3,773
     Acquired in-process research
       and development.................        --     3,218         --         --         --
     Amortization of intangible assets.    1,398        351         --         --         --
                                        ---------  ---------  ---------  ---------  ---------
          Total operating expenses.....   89,917     60,938     31,013     17,296     13,173
                                        ---------  ---------  ---------  ---------  ---------
  Loss from operations.................. (31,749)   (41,260)   (26,486)   (14,897)    (9,350)
     Interest income....................   1,865      3,611      5,568      2,152        770
     Interest expense...................  (3,034)      (404)      (220)      (101)      (140)
     Other income (expense), net........     256       (154)       158         72         42
                                        ---------  ---------  ---------  ---------  ---------
          Net loss before income taxes.. (32,662)   (38,207)   (20,980)   (12,774)    (8,678)
  Income taxes..........................     345        257         --         --         --
                                        ---------  ---------  ---------  ---------  ---------
          Net loss......................($33,007)  ($38,464)  ($20,980)  ($12,774)   ($8,678)
                                        =========  =========  =========  =========  =========

  Net loss per common share(1)..........  ($1.95)    ($2.39)    ($1.36)    ($1.03)    ($0.92)
                                        =========  =========  =========  =========  =========
  Shares used in per share
    computations(1).....................  16,888     16,080     15,376     12,405      9,385

                                                              DECEMBER 31,
                                        -----------------------------------------------------
                                          1999       1998       1997       1996       1995
                                        ---------  ---------  ---------  ---------  ---------
                                                            (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
   Cash, cash equivalents and
     short-term investments............  $26,519    $29,661    $92,036    $41,321     $9,222
   Working capital.....................   63,991     46,828     93,812     40,724      8,451
   Total assets........................  117,297    107,327    104,354     44,750     11,560
   Long-term obligations, excluding
     current portion...................   49,496     16,401      1,557      1,100      1,091
   Accumulated deficit................. (133,277)  (100,270)   (61,806)   (40,826)   (28,052)
   Total stockholders' equity..........   41,009     59,587     97,470     40,955      8,281

-------------------------------

(1) For a description of the computation of net loss per common share see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) our strategy; (ii) the anticipated timing of our regulatory filings; (iii) other product development efforts that we intend to undertake; (iv) the growth of our product sales and markets; (v) the results of our litigation with Novartis; and (vi) our future revenue and expenses.

SangStat, The Transplant Company®, is a global bio-pharmaceutical company applying a disease management approach to improving the outcome of organ, bone marrow, and stem cell transplantation. Since 1988, we have built a family of products and services to address the pre-transplant, acute care and chronic phases of transplant in the worldwide market. Our business is currently organized into two segments: Transplantation Products and Transplantation Services. The Transplantation Products segment consists of six marketed products, two principal product candidates and additional product candidates in various stages of research and development. We plan to capitalize on our products and product pipeline by developing relationships with key providers and managed care organizations to better integrate the management of transplant recipients' care to improve the outcomes and lower the costs of transplants. During 1999, we launched two products, Thymoglobulin and Celsior, in the United States, launched SangCya Oral Solution in the United Kingdom, and prepared for the launch of a cyclosporine capsule product. We also signed a major co-promotion agreement with Abbott Laboratories, completed the integration of IMTIX-SangStat, and further developed The Transplant Pharmacy.

The Company's accumulated deficit from inception through December 31, 1999 was $133,277,000. Our operating loss has been substantial each year since inception and losses are expected to continue in the foreseeable future as a result of a number of factors, including the uncertainty in the timing and the amount of revenue to be earned upon product sales, and expenses required for product development, clinical trials and marketing and sales activities. In addition, our business is subject to significant risks, including but not limited to, the success of our research and development efforts, litigation by third parties regarding intellectual property, in particular, litigation with Novartis regarding SangCya Oral Solution, obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory approval process, reliance on third parties to manufacture products or product candidates, competition from other products and uncertainties associated with health care reform measures. Even if our products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the product candidates will be found to be ineffective or unsafe, be difficult to manufacture on a large scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or be unacceptable to providers, payers or patients. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could harm our business and results of operations.

Acquisition of IMTIX

On September 30, 1998, we completed the acquisition of Pasteur Mérieux Connaught's (Aventis) organ transplant business known as IMTIX. The acquisition was accounted for using the purchase method of accounting. The resulting wholly owned subsidiary, named IMTIX-SangStat (IMTIX), is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate gross purchase price of approximately $31 million consisted of $10 million paid upon closing and a non- interest bearing note of $21 million payable over five years (see Liquidity and Capital Resources). The resulting aggregate net purchase price totaled $28.7 million and was allocated to the net tangible assets acquired of $11.1 million, based on their fair value on the date of acquisition, identifiable intangible assets of $14.4 million and purchased in-process research and development of $3.2 million. Approximately $7.9 million of the purchase price was allocated to existing technology, and is being amortized over a period of fourteen years. The purchased in-process research and development of approximately $3.2 million was charged to our operations in the third quarter of 1998 and represents the value of products that had not yet reached technological feasibility and had no alternative future use.

The purchased in-process technology acquired primarily consisted of a single drug, Anti-LFA1. Anti-LFA1 is a monoclonal, biologically manufactured immunosuppressant compound intended to be used in preventing the rejection of organ transplants. The estimated value for the in-process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from the product as it was still in development at the date of acquisition. The projections were based on future expectations of the acquired company's revenue and expenses to be generated from the product still under development. Revenues and operating profit attributable to the in-process technology were estimated to total $163.2 million and $33.4 million, respectively, over a fourteen-year projection period. The resulting projected net cash flows were discounted to their present value of $3.2 million using a discount rate of 25%, adjusted on a prorata basis for negative goodwill. The discount rate used was calculated based on the weighted average cost of capital and adjusted for the technology risk associated with development of the in-process product. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally related to the completion of clinical trials to evaluate clinical efficacy and safety in an expanded patient population. Upon successful completion of the trials, FDA approval would be required before marketing the product for a specified use. During 1999, following our evaluation of the outcome of the ongoing clinical studies, we decided to discontinue the development of Anti-LFA1.

The consolidated financial statements reflect the results of operations of IMTIX from October 1, 1998. Accordingly, the results of operations for 1999 include a full year of IMTIX's results versus three months in 1998.

Results of Operations

Total revenues. Total revenues consist of net sales of transplantation products and transplantation services. Total revenues were $58,168,000 for the year ended December 31, 1999, an increase of $38,490,000 or 196% over total revenues of $19,678,000 for the year ended December 31, 1998. Total revenues in 1998 represented an increase of $15,151,000 or 335% over total revenues of $4,527,000 for the year ended December 31, 1997.

Net sales of transplantation products for the year ended December 31, 1999 were $44,303,000, an increase of $33,009,000 or 292% over net sales of $11,294,000 for the year ended December 31, 1998. The increase was due primarily to sales of Thymoglobulin in the United States following the launch of that product in February 1999. In addition, net product sales in fiscal 1999 included a full year of sales of therapeutic products in Europe as a result of the acquisition of IMTIX.

Net sales of transplantation products for the year ended December 31, 1998 were $11,294,000, an increase of $8,088,000 or 252% over sales of $3,206,000 for the year ended December 31, 1997. The increase was due primarily to sales of SangCya Oral Solution in the United States following the launch of that product in November 1998. In addition, net sales in fiscal 1998 included sales of therapeutic products in Europe following the acquisition of IMTIX.

Included in net sales of transplantation products was revenue from collaborative agreements of $2,060,000 in 1999, an increase of $968,000 or 89% over revenue from collaborative agreements of $1,092,000 in 1998. Revenue from such agreements in fiscal 1998 represented an increase of $342,000 or 46% over revenue of $750,000 for the year ended December 31, 1997. In 1999, we recognized revenue of $1,510,000 from milestone payments from Abbott Laboratories under the co-promotion agreement for cyclosporine. We expect to recognize similar amounts as revenue under this agreement in future years. We also recognized revenue from milestone payments of $550,000, $1,000,000 and $750,000 in 1999, 1998 and 1997 respectively from Amgen under the collaborative distribution agreement for SangCya Oral Solution and Sang-2000 in certain territories outside the United States. We do not expect to recognize any further revenues in connection with milestone payments from Amgen.

Net sales of transplantation services for the year ended December 31, 1999 were $13,865,000, an increase of $5,481,000 or 65% over sales of $8,384,000 for the year ended December 31, 1998. Net sales of transplantation services in fiscal 1998 represented an increase of $7,063,000 or 535% over sales of $1,321,000 for the year ended December 31, 1997. The increase in net sales in both fiscal 1999 and 1998 was due primarily to an increase in the number of patients serviced by The Transplant Pharmacy. Net sales for all periods consisted entirely of drug sales to transplant patients.

Cost of sales and manufacturing. Total cost of sales and manufacturing expenses consist of cost of sales and manufacturing expenses of transplantation products and transplantation services. Total cost of sales were $31,288,000 for the year ended December 31, 1999, an increase of $18,756,000 or 150% over total cost of sales of $12,532,000 for the year ended December 31, 1998. Total cost of sales in 1998 represented an increase of $8,796,000 or 235% over total cost of sales of $3,736,000 for the year ended December 31, 1997.

Cost of sales and manufacturing expenses for transplantation products were $18,989,000 for the year ended December 31, 1999, an increase of $13,879,000 or 272% over cost of sales and manufacturing expenses of $5,110,000 for the year ended December 31, 1998. The increase was primarily due to the increase in sales of transplantation products. Cost of sales in fiscal 1999 also included provisions of $1,865,000 for short-dated SangCya Oral Solution finished goods inventory.

Cost of sales and manufacturing expenses for transplantation products of $5,110,000 for the year ended December 31, 1998 represented an increase of $2,464,000 or 93% over cost of sales and manufacturing expenses of $2,646,000 for the year ended December 31, 1997. The increase was substantially due to additional costs associated with increased sales of transplantation products, partially offset by fixed manufacturing expenses in the United States which did not increase as much as sales.

Cost of sales for transplantation services for the year ended December 31, 1999 were $12,299,000, an increase of $4,877,000 or 66% over cost of sales of $7,422,000 for the year ended December 31, 1998. Cost of sales in fiscal 1998 represented an increase of 6,332,000 or 581% over cost of sales of $1,090,000 for the year ended December 31, 1997. The increase in cost of sales in both fiscal 1999 and 1998 was due primarily to the increase in sales of The Transplant Pharmacy. Cost of sales for all periods consisted entirely of the cost of drugs purchased from wholesalers and sold to transplant patients.

Research and development. Research and development expenses were $14,470,000 for the year ended December 31, 1999, a decrease of $3,218,000 or 18% over research and development expenses of $17,688,000 for the year ended December 31, 1998. The decrease in fiscal 1999 was due primarily to a reduction in spending on clinical trials for Thymoglobulin and SangCya Oral Solution. Thymoglobulin was approved by the U.S. Food and Drug Administration (FDA) on December 31, 1998 and was launched in the U.S. in February 1999. Following its approval in the U.S. by the FDA on October 31, 1998, SangCya Oral Solution was approved by the Medicines Control Agency in the United Kingdom in February 1999 and was launched in that country in April 1999. We expect that research and development expenses in fiscal 2000 will be higher than the expenses incurred for the year ended December 31, 1999.

Research and development expenses of $17,688,000 for the year ended December 31, 1998 represented an increase of $1,478,000 or 9% over research and development expenses of $16,210,000 for the year ended December 31, 1997. The increase was primarily due to spending for Thymoglobulin, Azathioprine and Xenoject and the addition of IMTIX research & development spending in the fourth quarter of 1998.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 1999 were $42,761,000, an increase of $15,612,000 or 58% over selling, general and administrative expenses of $27,149,000 for the year ended December 31, 1998. The increase in expenses in fiscal 1999 reflects the inclusion of IMTIX expenses for the whole year and an increase in expenses incurred in the United States. This increase was due primarily to sales and marketing expenses for Thymoglobulin and SangCya Oral Solution, as well as legal expenses relating to the Novartis lawsuits. We expect to continue to incur significant legal expenses relating to the Novartis lawsuits for the foreseeable future.

Selling, general and administrative expenses of $27,149,000 for the year ended December 31, 1998 represented an increase of $16,082,000 or 145% over 1997 expenses of $11,067,000. The increase was principally due to the expansion of our commercial infrastructure and launch and pre-launch activities to help support the U.S. launches of our first two therapeutic products, SangCya Oral Solution and Thymoglobulin, the growth of The Transplant Pharmacy and the addition of IMTIX expenses in the fourth quarter of 1998.

Acquired in-process research and development. In connection with the acquisition of IMTIX, the Company recorded a charge of $3,218,000 for purchased in-process research and development in 1998. This charge was primarily associated with the ongoing development of Anti-LFA1. During 1999, following our evaluation of the outcome of the ongoing clinical studies, we decided to discontinue the development of Anti-LFA1.

Amortization of intangible assets. Amortization expense for the IMTIX acquisition-related intangible assets was $1,398,000 for the year ended December 31, 1999, an increase of $1,047,000 or 298% over amortization expense of $351,000 for the year ended December 31, 1998. We recorded a full year of amortization expense in fiscal 1999 compared with only three months expense in fiscal 1998 representing the amortization from the purchase date (September 30, 1998) through the end of the year.

Interest income. Interest income for the year ended December 31, 1999 was $1,865,000 compared to $3,611,000 for the year ended December 31, 1998, and $5,568,000 for the year ended December 31, 1997. For both fiscal 1999 and fiscal 1998, the decrease versus the prior year reflected the decrease in the average cash balance available for investment as a result of the Company's use of cash for operating activities.

Interest expense. Interest expense for the year ended December 31, 1999 was $3,034,000 compared to $404,000 for the year ended December 31, 1998 and $220,000 for the year ended December 31, 1997. The increase in interest expense in fiscal 1999 versus the prior year reflected interest on the notes payable to Aventis and Abbott Laboratories, and the convertible debt issued in March 1999. The increase in fiscal 1998 over 1997 reflected interest on the note payable to Aventis for the last three months of the year.

Other income (expense) - net. Other income (expense) - net for the year ended December 31, 1999 was income of $256,000 compared to expense of $154,000 for the year ended December 31, 1998 and income of $158,000 for the year ended December 31, 1997. In fiscal 1999, income was provided by gains on the sale of equity securities and transactions in foreign currencies.

Income taxes. For the year ended December 31, 1999, we recorded a provision of $345,000 for European income taxes based upon income earned from our European affiliates in fiscal 1999. For the year ended December 31, 1998, we recorded a similar provision of $257,000 based on income earned from our European affiliates for the fourth quarter of fiscal 1998. We did not record a tax provision in 1997.

Net loss. Net loss consists of net loss of transplantation products and transplantation services. Net loss was $33,007,000 for the year ended December 31, 1999, a decrease of $5,457,000 or 14% over net loss of $38,464,000 for the year ended December 31, 1998. Net loss in 1998 represented an increase of $17,484,000 or 83% over net loss of $20,980,000 for the year ended December 31, 1997.

Net loss for transplantation products for the year ended December 31, 1999 was $30,982,000, a decrease of $5,002,000 or 14% compared to the net loss of $35,984,000 for the year ended December 31, 1998. The decrease in net loss was due primarily to the increase in sales net of related cost of sales, partially offset by increases in selling, general and administrative expenses.

Net loss for transplantation products for the year ended December 31, 1998 was $35,984,000, an increase of $16,398,000 or 84% compared to the net loss of $19,586,000 for the year ended December 31, 1997. This increase in net loss primarily reflects increases in selling, general and administrative expenses and acquired in-process research and development, partially offset by an increase in sales net of related cost of sales.

Net loss for transplantation services for the year ended December 31, 1999 was $2,025,000, a decrease of $455,000 or 18% compared to the net loss of $2,480,000 for the year ended December 31, 1998. The decrease in net loss was due primarily to the increase in sales of The Transplant Pharmacy.

Net loss for transplantation services for the year ended December 1998 was $2,480,000, an increase of $1,086,000 or 78% compared to the net loss of $1,394,000 for the year ended December 31, 1997. The increase in net loss was due primarily to the increase in operating expenses, partially offset by an increase in sales of The Transplant Pharmacy.

Liquidity and Capital Resources

From inception through December 31, 1999, we financed our operations substantially from proceeds of approximately $137,977,000 from public offerings of our Common Stock, $33,897,000 from private placements of equity securities and $25,550,000 from convertible debt and the note payable to Abbott Laboratories.

During the years ended December 31, 1999, 1998 and 1997, our net cash used in operating activities was approximately $41,802,000, $40,952,000 and $22,352,000 respectively. In fiscal 1999, net cash used in operating activities was due to the amount of net loss incurred, as well as an increase in inventories and a decrease in accounts payable. These uses of cash were partially offset by the receipt of $13,730,000 in milestone payments from Abbott Laboratories in connection with the co-promotion agreement between Abbott and SangStat. In fiscal years 1998 and 1997, net cash used in operating activities was primarily due to the amount of net loss incurred in each of those years. As of December 31, 1999, we had cash, cash equivalents and short-term investments of $26,519,000 and total assets of $117,297,000.

Net cash provided by investing activities totaled $4,245,000 and $6,489,000 during the years ended December 31, 1999 and 1998 respectively. For the year ended December 31, 1997 we reported a net use of cash in investing activities of $23,416,000. In fiscal 1999 cash was provided by maturities of short-term investments, partially offset by purchases of property and equipment and short-term investments. In fiscal 1998 net cash provided by investing activities was primarily from the maturity of short-term investments, partially offset by the use of cash for the purchase of IMTIX. In fiscal 1997 net cash used in investing activities was primarily for the purchase of short-term investments.

Net cash provided by financing activities totaled $39,521,000, $29,000 and $76,615,000 during the years ended December 31, 1999, 1998 and 1997 respectively. In fiscal 1999, cash was provided by the issuance of notes payable and the sale of common stock which are described in more detail in the following two paragraphs. In both fiscal years 1998 and 1997, net cash was provided primarily by the sale of common stock, partially offset by repayments of notes and capital lease obligations.

In March 1999, we issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of our common stock at the rate of 50.0773 shares of common stock for each $1,000 principal amount. We received net proceeds of $9,550,000.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya Oral Solution and cyclosporine capsules in the United States. Pursuant to this agreement, Abbott made an equity investment of $14 million in exchange for approximately 894,000 shares of common stock. In addition, Abbott made a series of up-front and milestone payments totaling $13.9 million through December 31, 1999, and a long-term loan of $16 million to the Company. In January 2000, we made a milestone payment to Abbott of $4 million under the terms of the agreement and received another milestone payment of $1.9 million. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of the common stock to Abbott are recorded as deferred revenue and are being recognized ratably over the term of the agreement. Under the terms of the agreement, we may also receive an additional $5 million in milestone payments, contingent upon receiving regulatory approval for the cyclosporine capsule. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya Oral Solution. The loan matures on December 31, 2004, and can be prepaid by us without penalty at any time prior to maturity.

Notes payable at December 31, 1999, includes $15,011,000 representing the current accreted value of the non-interest bearing note issued in connection with the acquisition of IMTIX. The note was discounted at a rate of 9.25% and is payable as follows: $3 million in 2000, $6 million in 2001, $5 million in 2002, and $4 million in 2003.

In February 2000, we completed a private placement of approximately 450,000 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,000. We intend to use the proceeds to provide additional working capital to fund our anticipated future growth.

In fiscal 1999 we purchased $4,020,000 of new property and equipment. This consisted primarily of manufacturing equipment, leasehold improvements for our new corporate headquarters in Fremont, California and expenditures associated with the implementation of a global enterprise resource planning (ERP) system. We anticipate spending a similar amount on property and equipment in fiscal 2000 as we complete the ERP system and continue to upgrade our manufacturing and computer equipment.

At December 31, 1999, we had Federal, state and foreign net operating loss ("NOL") carryforwards of approximately $103,147,000, $11,906,000 and $1,913,000 respectively, available to reduce future taxable income. In addition, we had available research and experimentation credit carryforwards of approximately $2,786,000 and $1,526,000 for federal and state tax purposes. Our ability to realize the benefits of the NOL and credit carryforwards is dependent upon the generation of sufficient taxable income in the respective taxing jurisdiction prior to their expiration. There can be no assurance that we will be able to generate sufficient taxable income to avail ourselves of such benefits. Furthermore, utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We believe that we have sufficient funds to finance our current operations for at least the next twelve months. However, we may need to raise additional funds through additional financings, including private or public equity and /or debt offerings and collaborative research and development arrangements with corporate partners in order to pursue new business opportunities. Our future capital requirements will depend on many factors, including our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable.

Euro-Currency

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We are currently assessing the issues raised by the introduction of the Euro. We have made and expect to continue to make changes to our internal systems in preparation for the transition to the Euro. We further expect that use of the Euro may affect our foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in our ability to be Euro- compliant could harm our results of operations.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for our year ending December 31, 2001. We believe that this Statement will not have a significant impact on our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, equity security prices and foreign currency exchange rates.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount, which is consistent with the estimated effects at December 31, 1998. We generally have the ability to hold fixed income investments until maturity and therefore do not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Substantially all of our long-term obligations bear interest at fixed rates which are not subject to future increases in interest rates. The fair value of these long-term obligations, including current portion, at December 31, 1999 was $49.6 million compared to book value of $44.4 million (see Note 8 to Consolidated Financial Statements). The corresponding fair value at December 31, 1998 was $16.8 million compared to book value of $17.5 million. We therefore do not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. If our notes payable and convertible debt were subject to rate fluctuation, a hypothetical interest rate increase of 1% would add approximately $440,000 to our interest expense for 1999 and $175,000 for 1998.

Equity Price Risk. Following the sale of our portfolio of corporate equity securities in December 1999 and January 2000 for a net gain of $660,000, we no longer hold any such securities.

Foreign Currency Risk. Many of our foreign sales are invoiced in local currencies, creating receivables denominated in currencies other than the US dollar. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. We intend to re-assess our hedging policy from time to time as our foreign operations change.

All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 1999 and 1998. Actual results may differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to item 14(a)(1) of this Annual Report on Form 10- K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation in Insider Participation and Certain Transactions", which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is expected to be held in June 2000. Information on the Executive Officers is contained in Item 1 under the heading, "Executive Officers of the Company."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

2. Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts	81

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

3. Exhibits.Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

Form 8-K filed on January 12, 1999.

(c) Exhibits.

2.1(7)

Agreement and Plan of Merger dated as of July 24, 1995 SangStat Delaware, Inc. and SangStat Medical Corporation, a California corporation, as filed with the Delaware Secretary of State on August 11, 1995.

2.2 (9)	Master Agreement between Sangstat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A. dated June 10, 1998, including Exhibit 8 thereto
3.2(7)	Certificate of Incorporation of SangStat Delaware, Inc.
3.4(6)	Certificate of Designation for the Series A Junior Participating Preferred Stock, filed with the Delaware Secretary of State on August 16, 1995.
3.5(7)	Amended and Restated Bylaws of the Registrant.
4.5(3)	Specimen Common Stock Certificate of Registrant.
10.1(1)(3)	Collaborative Agreement effective April 19, 1993, as amended, between SangStat and Baxter Healthcare Corporation.
10.2(1)(3)	License Agreement, dated October 21, 1991, between the Registrant and The Board of Trustees of Leland Stanford Junior University.
10.3(3)	Contract for the Provisions of Services, dated October 5, 1993 between the Centre Hospitalier, Universitaire de Nantes and SangStat Atlantique.
10.4(1)(3)	License Agreement, dated October 13, 1993, between the Registrant and Pasteur Merieux Serums et Vaccins.
10.5(1)(3)	Letter Agreement between SangStat and Ortho Biotech.
10.6(2)(3)	1990 Stock Option Plan, as amended October 1992 and Form of Stock Option Agreement.
10.7(2)(3)	1993 Stock Option/Stock Issuance Plan.
10.8(3)	Series B Stock Purchase Agreement, dated September 21, 1989, between the Registrant and the Investors listed in Schedule A thereto.
10.9(3)	Series C Stock and Warrant Purchase Agreement, dated January 26, 1990, between the Registrant and the Investors listed in Schedule A thereto.
10.10(3)	Series D Stock and Warrant Purchase Agreement, dated July 15, 1991, between the Registrant and the Investors listed in Schedule A thereto.
10.11(3)

Amendment Agreement to the Series D Stock and Warrant Purchase Agreement, dated October 5, 1992, between the Registrant and the Investors listed in Schedule A of that certain Series D Stock and Warrant Purchase Agreement, dated July 15, 1991.

10.12(3)	Note and Warrant Purchase Agreement, dated October 2, 1992, between the Registrant and the Investors listed in the Schedule of Lenders thereto.
10.13(3)	Series E Stock and Warrant Purchase Agreement, dated April 15, 1993, between the Registrant and the Investors listed in Schedule A thereto.
10.14(2)(3)	Amended and Restated Shareholders Agreement, dated January 26, 1990, between the Registrant and Philippe Pouletty.
10.15(3)	Equipment Lease Agreement dated October 11, 1990 between SangStat and David Rammler.
10.16(3)	Real Property Lease, dated August 20, 1990, between the Registrant and Menlo Business Park and Patrick Associates, Inc.
10.17(3)	Lease Agreement dated September 1, 1993 between SangStat Atlantique and Centre Hospitalier, Universitaire de Nantes.
10.18(7)	Form of Indemnification Agreement to be entered into between the Registrant and each of its officers and directors.
10.19(1)(3)	License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University
10.20(3)	Letter Agreement between the Registrant and Baxter Healthcare Corporation dated December 11, 1993.
10.21(1)(5)	License Agreement with Pasteur Merieux Serums et Vaccins.
10.22(2)(5)	Supply Agreement with Pasteur Merieux Serums et Vaccins.
10.23(4)	Common Stock Purchase Agreement, dated December 21, 1994 between the Registrant and the investors listed in Schedule A thereto.
10.25(8)	Rights Agreement, dated as of August 14, 1995, between the Registrant and First National Bank of Boston.
10.26(10)

Real Property Sub-Lease, dated March 8, 1999, between the Registrant and Kelley-Clarke, Inc. Real Property lease between Kelly-Clarke Inc. and Kaiser Development Company dated September 1, 1988 as amended on February 26, 1990, May 1, 1990, May 5, 1990, and April 19, 1995

10.27(11)	Call Option Agreement, dated as of May 7, 1999 between the Registrant and Abbott Laboratories, Inc.
10.28(11)	Co-Promotion Agreement, dated as of May 7, 1999 between the Registrant and Abbott Laboratories, Inc.
10.29(11)(12)	Right of First Refusal Agreement, dated as of May 7, 1999 between the Registrant and Abbott Laboratories, Inc.
10.30(11)	Registration Rights Agreement, dated as of May 7, 1999 between the Registrant and Abbott Laboratories, Inc
10.31	Registration Rights Agreement, dated as of February 15, 2000 between the Registrant and Biopharma Equities Holdings NV.
10.32	Convertible Promissory Note dated March 1999 for $10,000,000 with Warburg Dillon Read LLC.
10.33	Registration Rights Agreement dated March 19, 1999 by and between Registrant and Warburg Dillon Read LLC.
21.1	Subsidiaries of Registrant.
23.1	Independent Auditors' Consent.
24.1	Power of Attorney. (Reference is made to signature)
27.1	Financial Data Schedule

____________

(1) Confidential Treatment has been granted for the deleted portions of this document.

(2) Management contract or compensatory plan or arrangement.

(3) Previously filed as an Exhibit to Registration Statement on Form S-1 (No. 33-70436).

(4) Previously filed as an Exhibit to Form 8-K filed January 6, 1994.

(5) Previously filed as an Exhibit to Registration Statement on Form S-1 (No. 33-88432).

(6) Previously filed as an Exhibit to Form 8-K filed August 14, 1995.

(7) Previously filed as an Exhibit to Registration Statement on Form 8-B filed December 4, 1995.

(8) Previously filed as an Exhibit to Form 8-A filed August 25, 1995.

(9) Previously filed as Exhibits to Form 8-K filed on October 15, 1998 as amended on December 14, 1998.

(10) Previously filed as an Exhibit to our annual report on Form 10-K filed on March 31, 1999.

(11) Previously filed as an Exhibit to our Form 10-Q filed August 16, 1999.

(12) Certain portions of the Exhibit have been omitted based on a request for confidential treatment. The non-public information has been filed separately with the SEC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of SangStat Medical Corporation:

We have audited the accompanying consolidated balance sheets of SangStat Medical Corporation and subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
February 15, 2000 (March 30, 2000 as to Note 16)

SANGSTAT MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
 (in thousands, except per share data)

                                                           December 31,
                                                   ----------------------
                                                      1999        1998
                                                   ----------  ----------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................     $16,862     $16,286
  Short-term investments........................       9,657      13,375
  Accounts receivable (net of allowance for
   doubtful accounts $1,469 in 1999 and
   $929 in 1998)................................      12,782      10,963
  Other receivables.............................       2,906       2,441
  Inventories...................................      46,270      33,375
  Prepaid expenses..............................       2,306       1,727
                                                   ----------  ----------
          Total current assets..................      90,783      78,167
PROPERTY AND EQUIPMENT--Net.....................       5,574       3,134
INTANGIBLE ASSETS--Net of accumulated
   amortization of $1,749 in 1999
   and $351 in 1998.............................      12,534      14,151
OTHER ASSETS....................................       8,406      11,875
                                                   ----------  ----------
          TOTAL.................................    $117,297    $107,327
                                                   ==========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................     $11,851     $25,824
  Accrued liabilities...........................       5,511       3,197
  Capital lease obligations--current portion....         700         493
  Deferred revenue --current portion............       4,426          --
  Notes payable--current portion................       4,304       1,825
                                                   ----------  ----------
          Total current liabilities.............      26,792      31,339
                                                   ----------  ----------
CAPITAL LEASE OBLIGATIONS.......................         125         765
DEFERRED REVENUE................................       9,304          --
NOTES PAYABLE...................................      40,067      15,636

COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000
    shares authorized; none outstanding.........          --          --
  Common stock, $.001 par value, 25,000,000
    shares authorized; outstanding: 1999,
    17,354 shares; 1998, 16,215 shares..........     174,990     160,251
  Accumulated deficit...........................    (133,277)   (100,270)
  Accumulated other comprehensive loss..........        (704)       (394)
                                                   ----------  ----------
          Total stockholders' equity............      41,009      59,587
                                                   ----------  ----------
          TOTAL.................................    $117,297    $107,327
                                                   ==========  ==========

See notes to consolidated financial statements.

SANGSTAT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

                                               Year Ended December 31,
                                          --------------------------------
                                             1999       1998       1997
                                          ---------- ---------- ----------
REVENUES:
  Net product sales...................      $56,108    $18,586     $3,777
  Revenue from collaborative
    agreements (Note 8)...............        2,060      1,092        750
                                          ---------- ---------- ----------
     Total revenues...................       58,168     19,678      4,527
                                          ---------- ---------- ----------

COSTS AND OPERATING EXPENSES:
  Cost of sales and manufacturing
    expenses..........................       31,288     12,532      3,736
  Research and development............       14,470     17,688     16,210
  Selling, general and administrative.       42,761     27,149     11,067
  Acquired in-process research and
    development.......................           --      3,218         --
  Amortization of intangible assets...        1,398        351         --
                                          ---------- ---------- ----------
     Total costs and operating
       expenses.......................       89,917     60,938     31,013
                                          ---------- ---------- ----------
     Loss from operations.............      (31,749)   (41,260)   (26,486)
                                          ---------- ---------- ----------
OTHER INCOME (EXPENSE):
  Interest income.....................        1,865      3,611      5,568
  Interest expense....................       (3,034)      (404)      (220)
  Other income (expense), net.........          256       (154)       158
                                          ---------- ---------- ----------
     Other income (expense), net......         (913)     3,053      5,506
                                          ---------- ---------- ----------
LOSS BEFORE INCOME TAXES..............      (32,662)   (38,207)   (20,980)
INCOME TAXES..........................          345        257         --
                                          ---------- ---------- ----------
NET LOSS..............................     ($33,007)  ($38,464)  ($20,980)
                                          ========== ========== ==========
NET LOSS PER SHARE - Basic and
  diluted (Note 1)....................       ($1.95)    ($2.39)    ($1.36)
                                          ========== ========== ==========
WEIGHTED AVERAGE COMMON SHARES........       16,888     16,080     15,376
                                          ========== ========== ==========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (in thousands)

                                               Year Ended December 31,
                                          --------------------------------
                                             1999       1998       1997
                                          ---------- ---------- ----------
Net loss..............................     ($33,007)  ($38,464)  ($20,980)
Unrealized gains (losses) on
  marketable securities classified
  as available for sale...............        1,078       (494)       (78)
Foreign currency translation
  adjustments.........................       (1,388)        89        (35)
                                          ---------- ---------- ----------
Total comprehensive loss..............     ($33,317)  ($38,869)  ($21,093)
                                          ========== =====================

See notes to consolidated financial statements.

SANGSTAT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                                            Accumu-
                                                                             lated
                                                                             Other
                                              Common Stock      Accumu-     Compre-
                                       ----------------------    lated      hensive
                                         Shares      Amount     Deficit     Income      Total
                                       ----------- ----------  ----------  ---------  ---------
Balances, January 1, 1997............  13,129,560    $81,657    ($40,826)      $124    $40,955
Sale of common stock (net of
  issuance costs of $542)............   2,730,000     76,635           --         --    76,635
Exercise of stock options............     146,671        741           --         --       741
Issuance of stock for services.......       3,300         79           --         --        79
Stock option compensation expense....         --         153           --         --       153
Accumulated translation adjustment...         --           --          --       (35)       (35)
Unrealized loss on investments.......         --           --          --       (78)       (78)
Net loss.............................         --           --    (20,980)         --   (20,980)
                                       ----------- ----------  ----------  ---------  ---------
Balances, December 31, 1997..........  16,009,531    159,265     (61,806)        11     97,470
Exercise of stock options............     205,320        869           --         --       869
Stock option compensation expense....         --         117           --         --       117
Accumulated translation adjustment...         --           --          --        89         89
Unrealized loss on investments.......         --           --          --      (494)      (494)
Net loss.............................         --           --    (38,464)         --   (38,464)
                                       ----------- ----------  ----------  ---------  ---------
Balances, December 31, 1998..........  16,214,851    160,251    (100,270)      (394)    59,587
Issuance of common stock.............     893,996     12,661           --         --    12,661
Exercise of stock options............     244,927      1,859           --         --     1,859
Issuance of stock for services.......         --         160           --         --       160
Stock option compensation expense....         --          59           --         --        59
Accumulated translation adjustment...         --           --          --    (1,388)    (1,388)
Unrealized gain on investments.......         --           --          --     1,078      1,078
Net loss.............................         --           --    (33,007)         --   (33,007)
                                       ----------- ----------  ----------  ---------  ---------
Balances, December 31, 1999..........  17,353,774   $174,990   ($133,277)     ($704)   $41,009
                                       =========== ==========  ==========  =========  =========

See notes to consolidated financial statements.

SANGSTAT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

                                                         Year Ended December 31,
                                                   --------------------------------
                                                      1999       1998       1997
                                                   ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................   ($33,007)  ($38,464)  ($20,980)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization................      3,029      1,938        629
    Non-cash interest expense....................      1,476        --         --
    Acquired in-process research and development.        --       3,218        --
    Loss on disposal of property and equipment...        167        --         --
    Stock compensation expense...................        219        117        232
    Deferred income taxes........................         88        257        --
    Changes in assets and liabilities:
      Accounts receivable........................     (1,819)    (4,163)      (631)
      Other receivables..........................       (465)      (656)      (110)
      Inventories................................    (12,895)   (18,980)    (2,967)
      Prepaid expenses...........................       (579)     1,465     (1,342)
      Accounts payable...........................    (13,973)    15,132      2,438
      Accrued liabilities........................      2,227       (816)       379
      Deferred revenue...........................     13,730        --         --
                                                   ---------- ---------- ----------
     Net cash used in operating activities.......    (41,802)   (40,952)   (22,352)
                                                   ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............     (4,020)    (1,384)      (516)
  Maturities of short-term investments...........      8,517     34,210     13,013
  Purchase of short-term investments.............     (3,721)    (6,674)   (32,994)
  Business acquired in purchase transaction,
       net of cash acquired......................        --     (10,737)       --
  Other assets...................................      3,469     (8,926)    (2,919)
                                                   ---------- ---------- ----------
      Net cash provided by (used in)
         investing activities....................      4,245      6,489    (23,416)
                                                   ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock...........................     14,520        869     77,376
  Note payable borrowings........................     28,513        216        --
  Notes payable repayments.......................     (3,079)      (676)      (405)
  Repayment of capital lease obligations.........       (433)      (380)      (356)
                                                   ---------- ---------- ----------
      Net cash provided by financing activities...    39,521         29     76,615
                                                   ---------- ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..........     (1,388)        89        (35)
                                                   ---------- ---------- ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................        576    (34,345)    30,812
CASH AND CASH EQUIVALENTS, Beginning of year.....     16,286     50,631     19,819
                                                   ---------- ---------- ----------
CASH AND CASH EQUIVALENTS, End of year...........    $16,862    $16,286    $50,631
                                                   ========== ========== ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.........     $1,401       $225       $226
                                                   ========== ========== ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases.........       $493       $291     $1,144
                                                   ========== ========== ==========

  Unrealized gain (loss) on investments..........     $1,078      ($494)      ($78)
                                                   ========== ========== ==========

On September 30, 1998, the Company acquired IMTIX (see Note 2).
In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired................               $35,139
    Acquired in-process research and development.                 3,218
    Cash paid....................................               (11,662)
    Discounted note payable......................               (16,208)
                                                              ----------
         Liabilities assumed.....................               $10,487
                                                              ==========

See notes to consolidated financial statements.

SANGSTAT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

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

Principles of Consolidation-The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated.

Revenue Recognition- Revenue from product sales is recognized upon shipment, net of estimated sales allowances and rebates. Revenue from collaborative agreements is recognized in accordance with the related contract terms. Up-front or milestone payments received under such agreements are generally recognized as revenues ratably over the life of the agreement where significant obligations for future services or Company participation exist or as milestones are met and no significant obligation for future services exists.

Research and Development-Research and development costs are expensed as incurred and include expenses associated with new product research, clinical trials of existing technologies and regulatory affairs activities associated with product candidates.

Advertising Expenses-We expense the costs of advertising, which also includes promotional expenses, as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $3.2 million, $1.8 million and $0.4 million, respectively.

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

Valuation of Long-lived Assets - The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Other Assets-At December 31, 1998 other assets included a $2.0 million investment in Gensia Sicor. Gensia Sicor is one of the Company's suppliers of bulk cyclosporine drug substance (see Note 3). Part of this investment was sold in December 1999 at a gain of $219,000 and the remaining investment of $1.9 million was included in short-term investments at December 31, 1999, and was subsequently sold in January 2000 at a gain of $441,000. At December 31, 1999 and 1998, other assets also included $6.0 million and $7.5 million, respectively, of restricted cash that serves as collateral for a note payable (see Note 2) and $301,000 and $727,000, respectively, of deferred income tax benefits.

Foreign Currency Translation-Operations for the majority of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss.

The Company's subsidiary SangStat Atlantique uses the U.S. dollar as its functional currency. Foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Gains or losses resulting from foreign currency translation and other foreign currency transaction gains and losses are included in other income (expense) - net in the consolidated statement of operations and were not significant for any period presented.

Stock-Based Compensation-The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees ("APB 25").

Net Loss Per Share-Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options and convertible notes payable, aggregating 1,011,247 shares, 931,396 shares and 982,112 shares for the years ended December 31, 1999, 1998 and 1997, respectively, have been excluded from diluted EPS, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                               Year Ended December 31,
                                          --------------------------------
                                             1999       1998       1997
                                          ---------- ---------- ----------
Net loss (numerator)
  Net loss ...........................     ($33,007)  ($38,464)  ($20,980)
                                          ========== ========== ==========

Shares (denominator)
  Weighted average common shares
    outstanding.......................       16,888     16,080     15,376
                                          ========== ========== ==========

Net loss per share - basic and
  diluted ............................       ($1.95)    ($2.39)    ($1.36)
                                          ========== ========== ==========

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

The Company sells its products primarily to organizations in the healthcare industry in the United States, Canada and Europe, and does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses.

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

Accumulated Other Comprehensive Loss - The following are the components of accumulated other comprehensive loss (in thousands):

                                                     December 31,
                                          --------------------------------
                                             1999       1998       1997
                                          ---------- ---------- ----------

Unrealized gain (loss) on investments..        $609      ($469)       $25
Accumulated translation adjustments....      (1,313)        75        (14)
                                          ---------- ---------- ----------
   Total...............................       ($704)     ($394)       $11
                                          ========== ========== ==========

Recently Issued Accounting Standards- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that this statement will not have a significant impact on the Company.

2. ACQUISITION

On September 30, 1998, the Company completed the acquisition of Pasteur Mérieux Connaught's (Aventis) organ transplant business known as IMTIX. The acquisition was accounted for using the purchase method of accounting. The resulting wholly owned subsidiary of the Company, named IMTIX-SangStat (IMTIX), is dedicated to the research, development, manufacture and marketing of pharmaceuticals for transplantation. The aggregate gross purchase price of approximately $31 million consisted of $10 million paid upon closing and a non-interest bearing note of $21 million payable over five years (see Note 7). In addition, the Company will pay Aventis certain royalties on IMTIX product sales and has approximately $6.0 million of restricted cash at December 31, 1999, that serves as collateral for a standby letter of credit in favor of Aventis.

The resulting aggregate net purchase price totalled $28.7 million (including acquisition costs of approximately $2.5 million) and was allocated to the net tangible assets acquired of $11.1 million, based on their fair value on the date of acquisition, identifiable intangible assets of $14.4 million and purchased in-process research and development of $3.2 million. Intangible assets based on the appraised values consisted of the following amounts: developed technology of $7.9 million, avoided royalties of $2.4 million, assembled workforce of $1.6 million, distribution rights and trademarks of $1.5 million and customer list of $1.0 million. Such intangibles are being amortized on a straight line basis over their estimated useful lives ranging from five to fourteen years.

The purchased in-process research and development of approximately $3.2 million was charged to the Company's operations in the third quarter of 1998 and represents the value of products that had not yet reached technological feasibility and had no alternative future use. The purchased in-process technology acquired primarily consisted of a single drug, Anti-LFA1. Anti-LFA1 is a monoclonal, biologically manufactured immunosuppressant compound intended to be used in preventing the rejection of organ transplants. The estimated value for the in- process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from the product as it was still in development at the date of acquisition. The projections were based on future expectations of the acquired company's revenue and expenses to be generated from the product still under development. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally related to the completion of clinical trials to evaluate clinical efficacy and safety in an expanded patient population. Upon successful completion of the trials, FDA approval would be required before marketing the product for a specified use. During 1999, following our evaluation of the outcome of the ongoing clinical studies, we decided to discontinue the development of Anti-LFA1.

The operating results of IMTIX have been included in the consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations, assuming the acquisition and the purchased in-process research and development charge of $3.2 million had taken place at January 1, 1997, would be as follows (in thousands except for net loss per share):

                                           Year Ended December 31,
                                          ---------------------
                                             1998       1997
                                          ---------- ----------
Revenues...............................     $36,971    $24,645
Loss from operations...................     (41,539)   (34,452)
Net loss...............................     (38,112)   (28,079)
Net loss per share.....................      ($2.37)    ($1.83)

3. INVESTMENTS

Available-for-sale securities consist of the following (in thousands):

                                      December 31, 1999
                       ---------------------------------------------------
                                     Unrealized   Unrealized   Estimated
                        Amortized     Gain on      Loss on        Fair
                           Cost     Investments  Investments     Value
                       ------------ ------------ ------------ ------------
  Corporate bonds ....      $6,040      $  --            $33       $6,007
  Commercial paper....      $1,002         --              2        1,000
  One year CD ........         140         --           --            140
                       ------------ ------------ ------------ ------------
  Short-term
   investments........       7,182         --             35        7,147
  Corporate equity
   securities.........       1,866          644         --          2,510
                       ------------ ------------ ------------ ------------
  Total...............      $9,048         $644          $35       $9,657
                       ============ ============ ============ ============

                                      December 31, 1998
                       ---------------------------------------------------
                                     Unrealized   Unrealized   Estimated
                        Amortized     Gain on      Loss on        Fair
                           Cost     Investments  Investments     Value
                       ------------ ------------ ------------ ------------
  Corporate bonds ....     $13,170          $71           $6      $13,235
  One year CD ........         140         --           --            140
                       ------------ ------------ ------------ ------------
  Short-term
   investments........      13,310           71            6       13,375
  Corporate equity
   securities.........       2,500         --            534        1,966
                       ------------ ------------ ------------ ------------
  Total...............     $15,810          $71         $540      $15,341
                       ============ ============ ============ ============

Corporate equity securities represent the Company's investment in Gensia Sicor and are included in short-term investments at December 31, 1999 and other assets at December 31, 1998.

The contractual maturities of available-for-sale debt securities at December 31, 1999 are as follows (in thousands):

                                                  Estimated
                                     Amortized       Fair
                                        Cost        Value
                                    ------------ ------------
     Within one year ..............      $5,151       $5,122
     One year to two years.........       2,031        2,025
                                    ------------ ------------
     Short-term investments........      $7,182       $7,147
                                    ============ ============

4. INVENTORIES

Inventories consist of (in thousands):

                                                         December 31,
                                                 -------------------------
                                                     1999         1998
                                                 ------------ ------------
     Raw materials..............................     $26,710      $18,104
     Work in process............................       9,498        8,945
     Finished goods.............................      10,062        6,326
                                                 ------------ ------------
           Total................................     $46,270      $33,375
                                                 ============ ============

5. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

                                                         December 31,
                                                 -------------------------
                                                     1999         1998
                                                 ------------ ------------
     Machinery and equipment....................      $7,779       $5,801
     Furniture and fixtures.....................         555          575
     Projects in process........................         881           --
     Leasehold improvements.....................       1,415          403
                                                 ------------ ------------
     Total......................................      10,630        6,779
     Accumulated depreciation and amortization..      (5,056)      (3,645)
                                                 ------------ ------------
     Property and equipment--net................      $5,574       $3,134
                                                 ============ ============

Included in machinery and equipment at December 31, 1999 and 1998 are assets leased under capital leases of $1,413,000 and $1,087,000 (net of accumulated amortization of $1,042,000 and $1,022,000), respectively. Depreciation and amortization expense totaled $1,412,000, $1,587,000 and $629,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

                                                         December 31,
                                                 -------------------------
                                                     1999         1998
                                                 ------------ ------------
     Salaries and related benefits..............      $3,814       $2,499
     Other......................................       1,697          698
                                                 ------------ ------------
              Total.............................      $5,511       $3,197
                                                 ============ ============

7. NOTES PAYABLE

Notes payable consist of (in thousands):

                                                          December 31,
                                                  -------------------------
                                                      1999         1998
                                                  ------------ ------------
    Note payable to Aventis.....................       18,000       21,000
    Discount on note payable to Aventis.........       (2,989)      (4,407)
    Note payable to Abbott Laboratories.........       16,000           --
    Convertible note............................        9,609           --
    Other debt..................................        3,751          868
                                                  ------------ ------------
    Total.......................................       44,371       17,461
    Less current portion........................       (4,304)      (1,825)
                                                  ------------ ------------
    Long-term...................................      $40,067      $15,636
                                                  ============ ============

In connection with the acquisition of IMTIX (see Note 2), the Company issued a $21 million non-interest bearing note payable over five years as follows: $3 million in 1999, $3 million in 2000, $6 million in 2001, $5 million in 2002 and $4 million in 2003. The note payable was discounted at a rate of 9.25%, which the Company believes was consistent with its normal borrowing rate. The resulting discount of approximately $4.8 million is being accreted as an addition to interest expense over the term of the note. During the years ended December 31, 1999 and 1998, $1,418,000 and $384,000 of amortization was recognized.

In March 1999, the Company issued a $10 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time on or after March 31, 2000 and before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The note is being accreted to its face amount over the five year term.

In May 1999, the Company received a loan of $16 million from Abbott Laboratories. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya Oral Solution. The loan matures on December 31, 2004, and can be pre-paid by the Company without penalty at any time prior to maturity.

Other debt at December 31, 1999 consisted primarily of borrowings by IMTIX against two revolving lines of credit from French banks. These lines of credit, which are renegotiable annually, bear interest at variable rates based on Eonia (Euro Over Night Index Average) plus 0.5% to 1.0%, and are partially secured by local accounts receivable. At December 31, 1999, approximately $140,000 remained available for borrowing under these credit lines. Interest rates on other debt at December 31, 1999 were between 3.55% and 8.25%.

As of December 31, 1999, future principal payments of notes payable (net of discounts) are as follows (in thousands):

 Years Ending December 31,
---------------------------------
  2000..........................................       $4,304
  2001..........................................        5,639
  2002..........................................        4,424
  2003..........................................        3,756
  2004..........................................       15,974
  Thereafter....................................       10,274
                                                  ------------
              Total.............................      $44,371
                                                  ============

8. FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Short-term investments and corporate equity securities are recorded at fair value based on quoted market prices (see Note 3). The fair value of the convertible note is based on market quotations, the major element of which is a comparison of the fixed conversion price and the closing price of SangStat common stock at December 31, 1999. The fair value of the notes payable to Aventis and Abbott Laboratories is based on the present value of future cash flows discounted at interest rates of 10.0% and 9.25% at December 31, 1999 and 1998, respectively. These estimates are approximate since no liquid market exists for these notes. The fair value of the Company's other debt is based on carrying value as those obligations have short-term variable interest rates.

The estimated fair values of the Company's debt, including current portion, are as follows (in thousands):

                                     December 31, 1999   December 31, 1998
                                    ------------------- -------------------
                                    Carrying    Fair    Carrying    Fair
                                     Amount     Value    Amount     Value
                                    --------- --------- --------- ---------
Note payable to Aventis...........   $15,011   $14,175   $16,593   $15,941
Note payable to Abbott
  Laboratories....................    16,000    15,242        --        --
Convertible debt..................     9,609    16,400        --        --
Other debt........................     3,751     3,751       868       868
                                    --------- --------- --------- ---------
    Total.........................   $44,371   $49,568   $17,461   $16,809
                                    ========= ========= ========= =========

9. COLLABORATIVE AGREEMENTS

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya Oral Solution and cyclosporine capsules in the United States. The Company and Abbott will share marketing and promotional expenses as well as the profits from the co-promotion of these two products. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $13.9 million through December 31, 1999, and a long-term loan of $16 million (See Note 7) to the Company. In January 2000, the Company made a milestone payment to Abbott of $4 million under the terms of the agreement and received another milestone payment of $1.9 million. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of the common stock to Abbott are recorded as deferred revenue and are being recognized ratably over the term of the agreement. For the year ended December 31, 1999, the Company amortized $1.5 million to revenue. Under the terms of the agreement, the Company may also receive an additional $5 million in milestone payments, contingent upon receiving regulatory approval for the cyclosporine capsule. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

The Company entered into a Distribution Agreement with Aventis in May 1999 that expires March 31, 2002. Aventis is the exclusive distributor for Thymoglobulin and Lymphoglobuline outside of Canada, the US, and Europe. The contract has minimum purchase requirements. If Aventis does not meet those minimums, the agreement becomes non-exclusive, which means that the Company can sell to another distributor in the same country. Aventis sells these products either through its local subsidiary or through a distributor that often distributes other Aventis products. Aventis also does certain steps in the manufacturing process of some of the Company's products. In addition, pursuant to the purchase of IMTIX, the Company pays Aventis royalties on certain products contingent upon the sales of these products. In the year ended December 31, 1999, royalty payments to Aventis totaled $646,000.

In December 1997, the Company signed an agreement with Amgen Inc. ("Amgen") for the exclusive registration, marketing and distribution of SangCya Oral Solution and Sang-2000 in selected territories in the Asia/Pacific Rim region. SangStat has retained the exclusive commercial rights to SangCya Oral Solution and Sang-2000 in all other territories including North America and Western Europe. Under the terms of the agreement, Amgen will have exclusive rights to market SangCya Oral Solution and Sang-2000, under SangStat's branded trademark, in Australia, New Zealand, China and Taiwan. The licensing agreement includes an initial $750,000 payment to SangStat and other milestone and reimbursement payments based on key regulatory submissions and approvals. The initial $750,000 payment was received in 1997 and is included in revenue from collaborative agreements in the Consolidated Statements of Operations. Additional payments and reimbursements of $550,000 and $1,036,145 were received in 1999 and 1998 respectively and are included in revenue from collaborative agreements in the Consolidated Statements of Operations.

10. LEASING ARRANGEMENTS

The Company leases administrative facilities under operating leases and machinery and equipment under capital leases expiring through 2006. As of December 31, 1999, future minimum annual payments under capital and operating leases are as follows (in thousands):

                                                    Capital     Operating
 Years Ending December 31,                           Leases       Leases
---------------------------------                 ------------ ------------
  2000..........................................         $831         $686
  2001..........................................          117          741
  2002..........................................           13          885
  2003..........................................            2          903
  2004..........................................            0          917
  Thereafter....................................            0          528
                                                  ------------ ------------
  Total minimum lease payments..................         $963       $4,660
  Less amounts representing interest............         (138) ============
                                                  ------------
  Present value of minimum lease payments.......          825
  Less current portion..........................         (700)
                                                  ------------
  Capital lease obligations.....................         $125
                                                  ============

The Company also leases manufacturing facilities from Aventis in Lyon, France under a lease that expires in 2013. This lease may be terminated at the Company's option with one year's notice. Annual payments, which have not been included in the above table, are approximately $500,000.

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,047,000, $761,000 and $344,000, respectively.

11. STOCKHOLDERS' EQUITY

Common Stock-In March and April of 1997 the Company issued a total of 2,730,000 shares of common stock in a public offering for net consideration of $76,634,775.

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

Stock Option Plans-Under the Company's stock option plans, incentive or non-statutory stock options to purchase up to 4,392,200 shares of common stock may be granted to employees, directors, and consultants. Incentive and non-statutory options must be granted at not less than fair market value at the date of grant.

A summary of stock option activity is as follows:

                                                                      Weighted
                                                                      Average
                                                          Number of   Exercise
                                                            Shares     Price
                                                          ---------- ----------

Balances, January 1, 1997................................ 1,169,592      $6.61
Options granted (weighted average fair value of $13.81)..   487,542      22.35
Options exercised........................................  (146,671)      5.05
Options canceled.........................................    (9,274)     18.47
                                                          ----------
Balances, December 31, 1997 (784,199 vested at a
  weighted average exercise price of $13.16)............. 1,501,189      11.78
Options granted (weighted average fair value of $16.43).. 1,363,757      25.64
Options exercised........................................  (205,320)      4.24
Options canceled.........................................  (103,983)     22.31
                                                          ----------
Balances, December 31, 1998 (1,308,819 vested at a
  weighted average exercise price of $17.34)............. 2,555,643      19.32
Options granted (weighted average fair value of $19.16)..   913,394      18.11
Options exercised........................................  (244,927)      7.59
Options canceled.........................................  (413,151)     25.19
                                                          ----------

Balances, December 31, 1999.............................. 2,810,959     $19.43
                                                          ==========

Options to purchase common stock generally vest over a period of four years, are exercisable immediately and expire ten years from the date of grant. Unvested common shares acquired under the plan are subject to repurchase by the Company at the original issuance price. At December 31, 1999, there were no outstanding shares subject to such repurchase rights. As of December 31, 1999, options for 48,720 shares, which were granted outside of the stock option plan, had been exercised and are included in the above table. As of December 31, 1999, 793,236 shares were available under the plan for future grant. During 1999, the Company recorded a charge of $160,000 related to certain fully vested non-employee options.

During 1996, the Board of Directors, subject to shareholder approval, approved the 1996 Directors' Option Plan and in accordance with the Plan granted options to purchase a total of 74,000 shares of common stock to non-employee Directors in 1996 at option prices of $13.50 to $23.50 per share. At the Annual Stockholder's meeting on June 19, 1997, the 1996 Directors' Option Plan was approved by a vote of the stockholders. Under this Plan, up to a total 500,000 options to purchase shares of the Company's common stock may be issued. The fair market value of the Company's stock on the measurement date of June 19, 1997 was $23.63 per share. The difference between the fair market value on the measurement date and the exercise price of the options granted in 1996 is being amortized over the vesting period of these options. Also in accordance with the Directors' Option Plan, during 1999, 1998 and 1997, each of the non-employee Directors was granted options to purchase 4,000, 3,000 and 3,000 shares of the Company's common stock, respectively. In addition, in 1998, each of the non-employee directors was granted options to purchase 10,000 shares of the Company's common stock. Options granted under the Directors' Option Plan are also included in the above table.

Additional information regarding options outstanding as of December 31, 1999 is as follows:

                  Options Outstanding and Exercisable     Vested Options
                 ------------------------------------- ----------------------
                              Weighted Avg. Weighted               Weighted
                               Remaining     Average                Average
     Range of      Number     Contractual   Exercise     Number    Exercise
 Exercise Prices Outstanding   Life (yrs)     Price      Vested      Price
---------------- -----------  ------------ ----------- ---------- -----------
 $0.18 -  $2.50      64,209           2.3       $0.63     64,209       $0.63
  2.51 -   5.00     136,970           5.3        4.93    136,970        4.93
  5.01 -   8.25     189,782           5.3        6.06    165,115        6.01
  8.26 -  13.50     217,065           7.6       13.36     97,805       13.46
 13.51 -  20.00     969,387           8.4       18.95    416,570       19.76
 20.01 -  26.50     806,633           8.1       22.58    220,969       22.56
 26.51 -  30.00     192,312           7.4       28.66     96,110       28.66
 30.01 -  35.00     234,601           8.3       33.01    111,071       33.01
                 -----------                           ----------
                  2,810,959           7.7      $19.43  1,308,819      $17.34
                 ===========                           ==========

Additional Stock Plan Information-Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) requires the disclosure of pro forma net income (loss) and earnings (loss) per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five and a half years; stock volatility, 72% in 1999, 69% in 1998 and 61% in 1997; risk free interest rate, approximately 5.50% in 1999, 5.25% in 1998 and 6% in 1997; and no dividend payments during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the plan awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $38,306,000 ($2.27 loss per share) in 1999, $44,789,000 ($2.79 loss per share) in 1998 and $23,647,000 ($1.54 loss per share) in 1997.

12. INCOME TAXES

Loss before income taxes consists of the following (in thousands):

                                                  December 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ---------- ---------- ----------
  Income (loss) before income taxes:
   Domestic...........................  ($30,048)  ($35,617)  ($20,655)
   Foreign............................    (2,614)    (2,590)      (325)
  Provision for income taxes:
   Domestic...........................        --         --         --
   Foreign............................       345        257         --
                                       ---------- ---------- ----------
  Income (loss) after income taxes....  ($33,007)  ($38,464)  ($20,980)
                                       ========== ========== ==========

No domestic income tax provision (benefit) has been provided due to the Company's continuing losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets are as follows (in thousands):

                                            December 31,
                                       ---------------------
                                          1999       1998
                                       ---------- ----------
  Deferred tax assets:
   Net operating losses...............   $36,122    $34,170
   General business credits...........     4,312      2,293
   Deferred revenue...................     6,494         --
   Capitalized research and
     development......................     3,227      2,089
   Accruals and reserves deductible
     in different periods.............     2,361        458
   Depreciation.......................       932        354
   Other..............................        --        232
                                       ---------- ----------
                                          53,448     39,596
  Valuation allowance.................   (53,147)   (38,869)
                                       ---------- ----------
        Total.........................      $301       $727
                                       ========== ==========

Based on its history of U.S. operating losses, the Company has placed a valuation allowance of $53,147,000 and $38,869,000 against its otherwise recognizable domestic net deferred tax assets at December 31, 1999 and 1998, respectively, due to the uncertainty surrounding the realizability of these benefits.

At December 31, 1999, the Company had federal, California and foreign net operating loss carryforwards of approximately $103,147,000, $11,906,000 and $1,913,000 respectively, available to reduce future taxable income. Such carryforwards expire beginning in 2000 through 2019.

Also at December 31, 1999, the Company had research and experimentation credit carryforwards available of approximately $2,786,000 and $1,526,000 for federal and state tax purposes, respectively. The federal tax credit carryforwards expire beginning in 2004 and the state tax credit carryforwards have no expiration date.

Included in the deferred tax assets is approximately $3,184,000 of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a portion of their eligible compensation. Company contributions are discretionary and through December 31, 1999 the Company had not made any contributions.

14. MAJOR CUSTOMERS

For the year ended December 31, 1999, the Company had one customer that accounted for approximately 11% of total revenues. No customer accounted for more than 10% of total revenues for the year ended December 31, 1998, however one customer had an accounts receivable balance of 10% of the total accounts receivable as of December 31, 1998. Two customers accounted for approximately 17% and 16%, respectively, of total revenues in 1997.

15. BUSINESS SEGMENT DATA

The Company is organized and operates in two business segments: transplantation products and transplantation services. Transplantation products consist primarily of products for patient monitoring and therapeutic products for preventing and treating organ rejection. Transplantation services consist principally of mail order pharmaceutical and patient management services. The accounting policies of the segments are the same as those described in Note 1. The following information is presented in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Business segment data consists of (in thousands):

                        Transplantation   Transplantation
                           Products          Services        Total
                       ----------------- ----------------- ----------
Net revenues:
     1999............           $44,303           $13,865    $58,168
     1998............            11,294             8,384     19,678
     1997............             3,206             1,321      4,527

Interest income:
     1999............            $1,865                --     $1,865
     1998............             3,611                --      3,611
     1997............             5,568                --      5,568

Interest expense:
     1999............            $3,034                --     $3,034
     1998............               404                --        404
     1997............               220                --        220

Depreciation and
  amortization:
     1999............            $2,921              $108     $3,029
     1998............             1,873                65      1,938
     1997............               587                42        629

Income taxes:
     1999............              $345                --       $345
     1998............               257                --        257
     1997............                --                --         --

Segment loss:
     1999............          ($30,982)          ($2,025)  ($33,007)
     1998............           (35,984)           (2,480)   (38,464)
     1997............           (19,586)           (1,394)   (20,980)

Segment assets:
     1999............          $111,179            $6,118   $117,297
     1998............           104,349             2,978    107,327
     1997............           103,534               820    104,354

The Company is engaged in the business of developing and marketing products and services for use in transplantation. The Company's operations in Europe primarily relate to the manufacture, marketing, research and development and clinical study of therapeutic products for transplantation. The Company's operations in the rest of the world are principally sales and marketing related.

Summarized data for the Company's domestic and foreign revenues and long-lived assets are as follows (in thousands):

                                                                  Rest of
                                    United                          the
                                    States    Europe    Canada     World   Consolidated
                                  ---------- --------- --------- --------- -------------
   Year ended December 31, 1999:
      Sales to unaffiliated
         customers..............    $31,959   $22,428    $1,401    $2,380       $58,168
                                  ========== ========= ========= ========= =============

      Long-lived assets.........     $4,909   $13,184       $15        --       $18,108
                                  ========== ========= ========= ========= =============

   Year ended December 31, 1998:
      Sales to unaffiliated
         customers..............    $11,656    $4,885    $1,356    $1,781       $19,678
                                  ========== ========= ========= ========= =============

      Long-lived assets.........     $2,295   $14,957       $33        --       $17,285
                                  ========== ========= ========= ========= =============

   Year ended December 31, 1997:
      Sales to unaffiliated
         customers..............     $2,762      $569    $1,196        --        $4,527
                                  ========== ========= ========= ========= =============

      Long-lived assets.........     $1,917       $59       $39        --        $2,015
                                  ========== ========= ========= ========= =============

16. LITIGATION

Patent Litigation

US Patent Litigation

On February 11, 1999, Novartis Pharmaceuticals Corporation ("Novartis US") filed a lawsuit (case number 99-065) in Federal District Court for the District of Delaware against the Company alleging infringement of United States patent #5,389,382, a cyclosporine technology patented by Novartis A.G. (the "US Patent"). The Novartis A.G. patent does not cover Novartis' Neoral product but rather a separate delivery system not used in the Neoral formulation. Novartis US seeks the following relief: (i) a finding that SangStat willfully infringed the patent; (ii) to permanently enjoin Sangstat from infringing the US Patent; (iii) treble damages; and (iv) reasonable attorneys' fees, costs and expenses.

On April 15, 1999, the Company filed its answer in this case and also filed a counterclaim against Novartis alleging that Novartis violated the anti-trust laws by engaging in a series of anti-competitive acts designed and intended to exclude the Company from the market. Novartis filed a motion to separate the anti-trust counterclaim and to stay discovery relating to that counterclaim. On March 30, 2000 the Court denied Novartis' motion, which means that both the patent and the anti-trust claims will be tried at the same time and the same jury will decide both claims. The trial date is October 23, 2000 and discovery is continuing.

UK Patent Litigation

On July 9, 1999, Novartis AG and Novartis Pharmaceuticals UK Limited ("Novartis UK") filed an action against IMTIX- SangStat (UK) Limited; SangStat UK, Limited, and SangStat Medical Corporation (collectively, the "UK Defendants") in the High Court of Justice, Chancery Division, Patents Court, London (HC-1999-02988) alleging infringement of United Kingdom Patent No 2 200 048 (the "UK Patent"), the counterpart to the US Patent. The lawsuit mirrors the US patent infringement lawsuit. Novartis AG and Novartis UK seek the following relief: (i) an injunction to restrain the UK Defendants from infringing the UK Patent; (ii) the delivery up or destruction of all material that would infringe such injunction; (iii) damages; (iv) a declaration that the UK Patent is valid, and has been infringed by the UK Defendants; and (v) costs. No trial date has been set at this time though the parties have agreed that the trial will not be scheduled before March 31, 2001.

Germany Patent Litigation

In January 2000, SangStat filed a Nullity Action in the German Federal Patents Court in Munich Germany seeking to invalidate German Patent 37 42 473, which is the German counter-part to the patent that Novartis is suing us on in the United States and the United Kingdom. If SangStat prevails in this nullity action, the patent would be invalidated, which would render any infringement action that Novartis might bring in Germany moot.

Regulatory Litigation

US Regulatory Litigation

Novartis US also sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. Loss of the AB rating would prevent SangCya Oral Solution from being automatically substitutable for Neoral oral solution, which would impede the marketing of SangCya Oral Solution. SangStat does not believe that this lawsuit will impact the regulatory approval of Sang-2000 in the US.

In November 1999, Novartis filed a motion with the court requesting a preliminary injunction to block the FDA from enforcing its order requiring Novartis to change the labeling of its Neoral product line to make it consistent with the established name and descriptor for the product class: Cyclosporine Oral Solution, USP [MODIFIED]). At a hearing on December 7, 1999, the court rejected Novartis' motion for a preliminary injunction and ordered that the FDA may proceed to require Novartis to change its labeling. SangStat does not know if and when the FDA will require Novartis to change the Neoral labeling on the products, but recent advertising for Neoral has used the new labeling.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay SangStat its costs. Novartis has not yet, but may request permission from the Court of Appeals to appeal the High Court's decision. If such request is granted, then a hearing will take place before the Court of Appeals in late 2000 or early 2001. The Court of Appeals could reverse the High Court's ruling and rule in favor of Novartis or refer the case to the European Court of Justice.

UK Regulatory Litigation - Sang-2000 (SangCya Capsules)

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for Sang-2000, and in return, SangStat agreed that SangStat would not launch or commence mutual recognition procedures in relation to the Sang-2000 marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which SangStat notifies Novartis' solicitors of capsule approval.

SangStat assumes that Novartis will seek a judicial review hearing with respect to our Sang-2000 marketing authorization within this 28-day period to rescind it or to obtain a preliminary injunction to prevent sale of Sang-2000 until final resolution of the matter. SangStat believes that if Novartis seeks a judicial review, it will be stayed until final resolution of the judicial review of the SangCya Oral Solution marketing authorization. If Novartis does not seek permission to appeal the High Court's decision on SangCya Oral Solution or if Novartis seeks such permission and it is not granted, then there has been a final resolution of the judicial review of the SangCya Oral Solution marketing authorization. In such event, the judicial review with respect to the granting of the Sang-2000 marketing authorization will progress.

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization because Novartis would not, based on the facts known to date, be able to demonstrate a substantial likelihood of success on the merits of its claim.

SangStat believes that these lawsuits are without merit and that the SangStat will prevail in these matters. Although SangStat is optimistic that this dispute will ultimately be resolved favorably to SangStat, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the Novartis patent suits and the UK judicial review, SangStat could be enjoined from selling SangCya Oral Solution for a significant period of time or ultimately be prevented from selling SangCya Oral Solution in the United States, the United Kingdom or any country in which SangStat attempts to launch SangCya Oral Solution. Should this happen, SangStat does not believe that it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because SangStat believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it to SangStat on acceptable terms. Failure to obtain any such required license could prevent SangStat from selling SangCya Oral Solution entirely in the United States, the United Kingdom, or any country in which SangStat attempts to launch SangCya Oral Solution, which would harm SangStat's future revenues. With respect to the FDA lawsuit, SangStat would retain its approval but lose its AB rating. If SangCya Oral Solution was no longer AB-rated to Neoral, pharmacists could not automatically substitute SangCya Oral Solution for Neoral and this would harm revenues. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

17. SUBSEQUENT EVENTS

Issuance of Common Stock - On February 15, 2000, the Company completed a private placement of approximately 450,000 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,000.

Schedule II

SANGSTAT MEDICAL CORPORATION
Valuation and Qualifying Accounts

(In thousands)

                                          Additions
                                 Balance   charged                            Balance
                                   at        to                                 at
                                beginning costs and                           end of
                                of period expenses  Deductions     Other      period
                                --------- --------- ----------   ---------   ---------
1997
Allowance for doubtful accounts.     $40      $124        $25 (1)                $139

1998
Allowance for doubtful accounts.    $139      $773       $231 (1)    $248 (2)    $929

1999
Allowance for doubtful accounts.    $929    $1,126       $586 (1)              $1,469

(1) Accounts written off, net of recoveries.

(2) Allowance added from the acquisition of IMTIX.

SANGSTAT MEDICAL CORPORATION

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGSTAT MEDICAL CORPORATION

(Registrant)

Dated: April 14, 2000

By:	/s/ JEAN-JACQUES BIENAIME

Jean-Jacques Bienaime
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Jacques Bienaime and Carole L. Nuechterlein, and each of them, as his true and lawful attorneys-in- fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                   DATE
-------------------------------  -----------------------------  -------------

    /s/ PHILIPPE POULETTY        Chairman of the                April 14, 2000
-------------------------------  Board of Directors
   Philippe Pouletty, M.D.

    /s/ JEAN-JACQUES BIENAIME    Chief Executive Officer        April 14, 2000
-------------------------------
    Jean-Jacques Bienaime

    /S/ STEPHEN G. DANCE         Chief Financial Officer        April 14, 2000
-------------------------------  (Principal Accounting Officer)
    Stephen G. Dance

   /s/ FREDRIC J. FELDMAN        Director                       April 14, 2000
-------------------------------
    Fredric J. Feldman, Ph.D.

   /s/ ELIZABETH M. GREETHAM     Director                       April 14, 2000
-------------------------------
    Elizabeth M. Greetham

   /s/ RICHARD D. MURDOCK        Director                       April 14, 2000
-------------------------------
    Richard D. Murdock

   /s/ ANDREW PERLMAN            Director                       April 14, 2000
-------------------------------
    Andrew Perlman, M.D., Ph.D.

    /s/ VINCENT WORMS            Director                       April 14, 2000
-------------------------------
    Vincent Worms