Form 10-K/A
period 1999-12-31
SANGSTAT MEDICAL CORP
filed 2000-05-01
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock ($.001 par value)
Preferred Share Purchase Rights
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 21, 2000 was approximately $430,239,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market of $29.375 on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On March 21, 2000 approximately 17,896,577 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is filed by Sangstat Medical Corporation as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to amend and restate in its entirety Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are Directors of the Company:

Director	Age	Positions and Offices Held with the Company	Director Since
Philippe Pouletty	42	Chairman of the Board	1988
Jean-Jacques Bienaimé	46	President, Chief Executive Officer and Director	1999
Fredric J. Feldman	60	Director	1992
Elizabeth M. Greetham	50	Director	1996
Richard D. Murdock	53	Director	1993
Andrew J. Perlman	52	Director	1992
Vincent R. Worms	47	Director	1991

Business Experience of Directors

Philippe Pouletty, M.D., 42, founded SangStat in 1988. Dr. Pouletty served as our President, CEO and a director of SangStat from 1988 to 1995. From 1995 to February 1999 he served as Chairman and CEO and is presently the Chairman. He remains an employee of SangStat and is also currently Chairman and, since December 1999, President / CEO of DrugAbuse Sciences Inc., a private specialty pharmaceutical company. He is also a member of the board of Conjuchem, a private biotechnology company. Before founding SangStat, Dr. Pouletty co-founded Clonatec, a French biotechnology company, where he was the director of research from 1984 to 1988. Dr. Pouletty received his M.D. degree from the University of Paris VI and immunology and virology degrees (M.S.) at Institut Pasteur. He was a post-doctoral fellow at Stanford University in the Department of Medical Microbiology and Immunology.

Jean-Jacques Bienaimé, 46, has been our President and Chief Operating Officer since June 1998 and became Chief Executive Officer on February 1, 1999. He was elected to the Board of Directors in March 1999. From September 1992 to May 1998 Mr. Bienaimé was with Rhone Poulenc Rorer, Inc., a pharmaceutical company, rising to the position of Senior Vice President, Corporate Marketing and Business Development. He is currently a member of the board of Fox Chase Cancer Center and Aerogen Inc. Mr. Bienaimé received his degree in economics from Ecole Superieure de Commerce de Paris in France and a M.B.A. from The Wharton School, University of Pennsylvania.

Fredric J. Feldman, Ph.D., 60, has been a director since March 1992. He has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992. From September 1995 to June 1996 he was the Chief Executive Officer of Biex, Inc. a women's healthcare company. Dr. Feldman returned to his position as Chief Executive Officer of Biex in 1999. He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995. He is also a director of Biex, Inc., OrthoLogic Corporation, Ostex International, Inc. and Premier Laser Systems, Inc. Dr. Feldman received his Ph.D. in Analytical Chemistry from the University of Maryland and his B.S. in Chemistry from Brooklyn College of City University of New York.

Elizabeth Greetham, 50, has been a director since September 1996. She is currently Chief Financial Officer of DrugAbuse Sciences, Inc., a private specialty pharmaceutical company, a position she has held since April 1999. From 1992 until March 1999, she held a variety of positions at Weiss, Peck & Greer Investments, culminating in Portfolio Manager of Life Sciences L.P. Funds, handling analytical responsibilities for all healthcare investments for institutional, mutual and high individual net worth accounts. Ms. Greetham also serves as a director of various pharmaceutical companies, including Guilford Pharmaceutical, Inc., CliniChem Development, Inc. and PathoGenesis Corp. Ms. Greetham received her M.A. with honors in Economics from Edinburgh University.

Richard D. Murdock, 53, has been a director since October 1993. Mr. Murdock has been the President and Chief Executive Officer and a director of Kyphon, Inc., an orthopedic medical device company, since December 1998. From September 1991 to October 1998, Mr. Murdock served as the Chief Executive Officer and a director of CellPro, Incorporated, a public biotechnology company. Mr. Murdock received his B.S. in Zoology from the University of California at Berkeley.

Andrew J. Perlman, M.D., Ph.D., 52, has been a director since December 1992. Dr. Perlman has been the Executive Vice President at Tularik, Inc., a public biotechnology company, since January 1993. From 1987 to 1993, Dr. Perlman served in various positions at Genentech, Inc., most recently as Senior Director, Clinical Research. Dr. Perlman received his M.D. and his Ph.D. in Physiology from New York University.

Vincent R. Worms, 47, has been a director since October 1991. Mr. Worms has been a General Partner of Partech International, a venture capital management fund, since 1982. Mr. Worms is presently a director of Business Objects and Informatica. He received his engineering degree from Ecole Polytechnique in Paris, and his M.S. degree from the Massachusetts Institute of Technology.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships among our executive officers or directors.

Information regarding our executive officers is contained in Item 1 of our Annual Report on Form 10-K filed April 14, 2000, under the heading "Executive Officers of the Company."

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such Section 16(a) forms filed by them.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and holders of more than 10% of our common stock were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by each person serving as our Chief Executive Officer and our four other most highly compensated executive officers serving as such as of the end of the last fiscal year whose salary and bonus for such year were in excess of $100,000 for services rendered in all capacities to us and our subsidiaries for the 1999, 1998 and 1997 fiscal years. Such individuals hereafter will be referred to as the Named Executive Officers. No other executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for the 1999 fiscal year resigned or terminated employment during that fiscal year.

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation Awards Securities Underlying Options(#)
		Salary($)	Bonus($)
Jean-Jacques Bienaimé President and Chief Executive Officer(1)	1999 1998 1997	$280,030 141,056 --	$75,400 50,000 --	45,000 301,000 --
Raymond J. Tesi, M.D.(2) Senior Vice President, Medical Affairs and Strategic Development	1999 1998 1997	184,286 172,424 110,000	35,291 29,528 19,965	23,000 1,000 38,000
Ralph Levy Senior Vice President, Operations	1999 1998 1997	185,799 171,450 158,500	29,069 24,860 19,625	6,000 21,000 30,666
Mark D. Tolpin, M.D.(3) Senior Vice President, Clinical Development	1999 1998 1997	157,630 -- --	52,379 -- --	50,000 -- --
David L. Winter, M.D. President and Chief Executive Officer, Human Organ Sciences, Inc.	1999 1998 1997	179,369 170,000 170,000	21,295 33,660 30,600	-- 1,000 --
Philippe Pouletty, M.D. Chairman of the Board(1)(4)	1999 1998 1997	135,677 310,615 280,000	-- -- 71,400	8,960 265,184 100,000

The options noted above were all granted at exercise prices equal to their fair market value at the time of grant.

  Effective February 1, 1999 Jean-Jacques Bienaimé was appointed by the Board as Chief Executive Officer of the Company, replacing Dr. Pouletty who resigned as Chief Executive Officer of the Company effective on the same date. Dr. Pouletty continues to serve as Chairman of the Company.

  Dr. Tesi was appointed Senior Vice President, Medical Affairs and Strategic Development effective August 1, 1999. From May 1, 1997 to July 31, 1999 Dr. Tesi served as Senior Vice President, Marketing.

  Dr. Tolpin joined the Company as Senior Vice President, Clinical Development effective April 1, 1999 and resigned his position effective April 14, 2000. Dr. Tolpin's bonus for 1999 includes a hiring bonus of $22,000 in addition to a performance bonus for the year.

  Dr. Pouletty elected to receive his 1998 bonus award in a stock option rather than in cash. Using the Black-Scholes option pricing model, Dr. Pouletty's bonus award of $100,000 was calculated to be equivalent to a stock option for 8,960 shares. This option was granted in 1999 and has been included as 1999 compensation in the above table. The stock option was fully vested upon issuance.

Option Grants in Last Fiscal Year

The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1999. No stock appreciation rights were granted during 1999.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(#)(1)	Percentage of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)(3)	Expiration Date
					5%($)	10%($)
Jean-Jacques Bienaimé	20,000 25,000	3.0 3.8	17.25 24.06	7/01/09 12/09/09	216,969 378,319	549,841 958,736
Raymond J. Tesi	18,000 5,000	2.7 0.8	12.12 17.25	05/04/09 07/01/09	137,256 54,242	347,834 137,460
Ralph Levy	6,000	0.9	17.25	07/01/09	65,091	164,952
Mark D. Tolpin(5)	50,000	7.6	13.44	04/01/09	422,617	1,070,995
David Winter	--
Philippe Pouletty	8,960	1.4	17.37	03/17/09	97,906	248,114

  Each option will vest in forty-eight successive equal monthly installments over the optionee's continued service with the Company measured from the vesting start date, except as follows: the options granted to Mr. Bienaimé, the option to purchase 5,000 shares granted to Dr. Tesi, the option to purchase 6,000 shares granted to Mr. Levy, one of the options to purchase 25,000 shares granted to Dr. Tolpin and the option granted to Dr. Pouletty. These options are all on a six year vesting schedule, subject to acceleration if certain product development and financial milestones are met, with the exception of the options granted to Dr. Pouletty which vested immediately upon issuance. Each option is exercisable only with respect to vested shares.

  Based on an aggregate of 658,262 options granted to employees and Board members in 1999, including options granted to the Named Executive Officers.

  The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same- day sale of the purchased shares. The Company may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income or employment tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Plan Administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such liability.

  Potential realizable value is based on the assumption that the price per share of Common Stock appreciates at the assumed 5% and 10% annual rates of appreciation (compounded annually) over the option terms. There is no assurance that those assumed annual rates of stock price appreciation will actually be realized.

  Dr. Tolpin resigned as Senior Vice President, Clinical Development effective April 14, 2000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999 with respect to the Named Executive Officers. Except as set forth below, no options or stock appreciation rights were exercised by any such individual during such year, and no stock appreciation rights were outstanding on December 31, 1999.

Name	Shares Acquired on Exercise(#)	Value Realized($)(Market price at Exercise less exercise price)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised in-the-Money Options at FY-End (Market price of shares at FY-End ($29.375) less exercise price)
			Exercisable(1)	Unexercisable	Exercisable	Unexercisable
Jean-Jacques Bienaimé	0	0	62,735	283,265	$414,074	$2,134,988
Raymond J. Tesi	0	0	17,830	44,170	194,757	565,494
Ralph Levy	27,120	$649,924	61,292	31,874	1,023,880	380,364
Mark D. Tolpin(2)	0	0	2,000	48,000	32,628	783,072
David Winter	13,000	206,875	101,000	0	2,422,500	0
Philippe Pouletty	25,000	533,689	386,860	118,081	4,816,304	350,063

  The options are exercisable upon vesting and are not subject to repurchase by the Company. Exercisable shares represent vested options at December 31, 1999.

  Dr. Tolpin resigned as Senior Vice President, Clinical Development effective April 14, 2000.

Director Compensation

Effective January 1, 1999, the non-employee directors receive an annual retainer of $15,000 paid in one (1) installment at the last Board of Directors meeting. No additional compensation is paid for meeting attendance or committee membership.

The non-employee directors also receive automatic grants of options to purchase shares of common stock pursuant to the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Moreover, the Directors Plan permits non-employee directors to convert their annual cash retainer into additional options to purchase shares of common stock.

Employment Contracts, Termination of Employment Arrangements and Change in Control Agreements

None of our executive officers have employment agreements with us, and their employment may be terminated at any time at the discretion of the Board of Directors. However, the Compensation Committee of the Board of Directors has authority as Plan Administrator of our 1993 Stock Option Plan to provide for the accelerated vesting of the shares of common stock subject to outstanding options held by the Chief Executive Officer and other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following (i) an acquisition by merger or asset sale, or (ii) a hostile takeover effected through a successful tender offer for more than 50% of our outstanding common stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors are Andrew J. Perlman, Vincent Worms and Elizabeth Greetham. No member of the Committee was at any time during the 1999 fiscal year or at any other time an officer or employee of SangStat or a subsidiary.

Dr. Philippe Pouletty served as our Chief Executive Officer from 1995 until February 1999, and currently serves as the Chairman of our Board of Directors. Dr. Pouletty is also the Chief Executive Officer and Chairman of the Board of Directors of DrugAbuse Sciences, Inc. Ms. Elizabeth Greetham has served on our Compensation Committee since September 1996, and is also the Chief Financial Officer of DrugAbuse Sciences, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 14, 2000 by (i) all persons who are beneficial owners of five percent (5%) or more of our common stock, (ii) each director and nominee for director, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group as of April 14, 2000. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Name and Address (as required) of Beneficial Owner	Number of Shares Beneficially Owned(#)	Percentage of Shares Beneficially Owned(%)(#)
Capital Guardian Trust 11100 Santa Monica Blvd Los Angeles, CA 90025	1,580,000	8.8%
Merrill Lynch Asset Management 1 Liberty Plaza New York, NY 10080	975,000	5.4%
Abbott Laboratories (1) 100 Abbott Park Road Abbott Park, IL 60064	895,000	5.0%
UBS Asset Management (1) 10 E 50th Street New York, NY 10022	895,000	5.0%
Fredric J. Feldman, Ph.D. (2)	49,086	*
Elizabeth Greetham (3)	34,977	*
Richard D. Murdock (4)	27,595	*
Andrew J. Perlman, M.D., Ph.D. (5)	38,995	*
Vincent R. Worms (6)	590,838	3.2%
Jean-Jacques Bienaimé (7)	93,825	*
Raymond J. Tesi, M.D. (8)	22,831	*
Ralph Levy (9)	39,186	*
Mark D. Tolpin, M.D. (10)	8,291	*
David Winter, M.D. (11)	101,000	*
Philippe Pouletty, M.D. (12)	423,467	2.3%
All directors and officers as a group (18 persons) (13)	1,499,656	7.7%

* Does not exceed one percent.

(#) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options which are currently exercisable or convertible or which will become exercisable or convertible within sixty (60) days after April 14, 2000 are deemed outstanding for computing the beneficial ownership of the person holding such option but are not outstanding for computing the beneficial ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The total number of shares outstanding as of April 14, 2000 used for calculation of percentages was 17,906,677.

  The actual percentage of shares of the Company held by both Abbott Laboratories and UBS Asset Management is fractionally under 5%.

  Includes 13,125 shares held by the Feldman family trust and options to purchase 35,961 shares granted under our Directors Plan.

  Represents options to purchase 34,977 shares granted under our Directors Plan.

  Represents options to purchase 27,595 shares granted under our Directors Plan.

  Represents options to purchase 38,995 shares granted under our Directors Plan.

  Includes 549,662 shares held by Partech International Inc. Mr. Worms, a member of our Board of Directors, may be deemed to share voting and investment power in such shares arising from his interests in the aforementioned entity. Mr. Worms disclaims beneficial ownership of such shares, except to the extent of his interests in the aforementioned entity. The shares beneficially owned by Mr. Worms include options to purchase 5,374 shares granted under our Directors Plan.

  Includes options to purchase 89,825 shares granted under our 1993 Option Plan.

  Represents options to purchase 22,831 shares granted under our 1993 Option Plan.

  Represents options to purchase 39,186 shares granted under our 1993 Option Plan.

  Represents options to purchase 8,291 shares granted under our 1993 Option Plan. Dr. Tolpin resigned as Senior Vice President, Clinical Development effective April 14, 2000.

  Represents options to purchase 101,000 shares granted under our 1993 Option Plan

  Represents options to purchase 423,467 shares granted under our 1993 Option Plan.

  Includes options to purchase 897,067 shares granted under our 1993 Option Plan.

Item 13. Certain Relationships and Related Transactions.

We entered into an agreement with Abbott Laboratories in May 1999 for the co-promotion, distribution, and clinical development in the United States of our SangCya Oral Solution and a cyclosporine capsule product. Under this agreement we will share marketing and promotional expenses as well as the profits from the co-promotion of these two products. The agreement ends December 31, 2004 unless we both agree to extend it. As part of the agreement, Abbott purchased 895,000 shares of our common stock for approximately $14 million representing a premium to fair market value of approximately $1.3 million, loaned us $16 million and made milestone payments totaling $13.9 million as of December 31, 1999. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the United States marketing rights for SangCya Oral Solution. The loan matures on December 31, 2004, and can be prepaid by us without penalty at any time prior to maturity. .As a result of their equity investment, Abbott now holds approximately five percent (5%) of our outstanding common stock. In connection with this equity investment we also agreed to register the SangStat shares Abbott purchased upon Abbott's request after November 15, 2001. Abbott has agreed not to re-sell any of these shares prior to December 31, 2001. After this time and until December 31, 2004 we have a right of first refusal on any resales of these shares by Abbott at the price at which Abbott proposes to sell them. We also have the right to repurchase these shares from Abbott at any time prior to December 31, 2001 at a price equal to twice what Abbott paid for them.

As of December 31, 1999, loans were outstanding to us in the principal amount of $200,000 from Mr. Bienaimé, $200,000 from Dr. Tesi and $30,000 from Dr. Winter, all of whom are executive officers. We made these loans to these officers to provide housing assistance as part of their relocation packages. We made Mr. Bienaimé's loan in July 1998, Dr. Tesi's loan in September 1997 and Dr. Winter's loan in June 1997. Each such loan is evidenced by a promissory note secured by options to purchase shares of our common stock. Neither Mr. Bienaimé, Dr. Tesi nor Dr. Winter has repaid any principal amounts or interest due on their loans, which are due on July 17, 2001, September 12, 2000 and June 5, 2000, respectively. The annual interest rates on the loans are as follows: Mr. Bienaimé 5.69%, Dr. Tesi 6.0% and Dr. Winter 5.95%. At December 31, 1999, the aggregate indebtedness of Mr. Bienaimé, Dr. Tesi and Dr. Winter under such loans was $216,883, $228,783 and $34,818, respectively, including principal and accrued interest. The amounts owed under these loans as of April 14, 2000 was $220,343, $232,662 and $35,394, respectively.

All future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested directors.

Each director has entered into an indemnification agreement with us. These agreements, among other things, require us to indemnify each director to the fullest extent permitted by Delaware law, including indemnification for expenses such as attorneys' fees, judgments, fines and settlement amounts incurred by the director in any action or proceeding, including any action by or in the right of us, arising out of the person's services as a director, any subsidiary or any other company or enterprise to which the person provides services at our request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2000

SANGSTAT MEDICAL CORPORATION

By:	/s/ JEAN-JACQUES BIENAIME

Jean-Jacques Bienaime, President and Chief Executive Officer