Form 10-Q
period 2000-03-31
SANGSTAT MEDICAL CORP
filed 2000-05-15
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
(Address of principal executive offices)

510-789-4300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of March 31, 2000, was 17,907,372.

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2000
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	Page

Condensed Consolidated Balance Sheets March 31, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations Three Months Ended March 31, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	**

ITEM 2. Changes in Securities and Use of Proceeds	**

ITEM 3. Defaults Upon Senior Securities	**

ITEM 4. Submission of Matters to a Vote of Security Holders	**

ITEM 5. Other Information	**

ITEM 6. Exhibits and Reports on Form 8-K	**

SIGNATURES	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                        March 31,   December 31,
                                                          2000         1999
                                                      ------------ ------------
                                                                        (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................... $    26,054  $    16,862
  Short-term investments ............................       8,033        9,657
  Accounts receivable (net of allowance for doubtful
    accounts of $1,721 in 2000 and $1,469 in 1999)...      12,562       12,782
  Other receivables..................................       1,348        2,906
  Inventories........................................      45,751       46,270
  Prepaid expenses...................................       2,567        2,306
                                                      ------------ ------------
    Total current assets.............................      96,315       90,783

PROPERTY AND EQUIPMENT -- net........................       6,097        5,574

INTANGIBLE ASSETS (net of accumulated amortization
  of $2,097 in 2000 and $1,749 in 1999)..............      12,186       12,534
OTHER ASSETS.........................................       8,695        8,406
                                                      ------------ ------------
    TOTAL............................................ $   123,293  $   117,297
                                                      ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................... $    12,260  $    11,851
  Accrued liabilities................................       6,833        5,511
  Capital lease obligations -- current portion.......         645          700
  Deferred revenue -- current portion................       2,326        4,426
  Notes payable -- current portion...................       6,145        4,304
                                                      ------------ ------------
    Total current liabilities........................      28,209       26,792
                                                      ------------ ------------

CAPITAL LEASE OBLIGATIONS............................         659          125
DEFERRED REVENUE.....................................       8,722        9,304
NOTES PAYABLE........................................      36,850       40,067

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 5,000 shares
    authorized; none outstanding.....................          --        --
  Common stock. $.001 par value, 25,000 shares
    authorized; outstanding: 2000 - 17,907
    shares; 1999 - 17,354 shares.....................     191,612      174,990
  Accumulated deficit................................    (141,066)    (133,277)
  Accumulated other comprehensive loss...............      (1,693)        (704)
                                                      ------------ ------------
    Total stockholders' equity.......................      48,853       41,009
                                                      ------------ ------------
    TOTAL............................................ $   123,293  $   117,297
                                                      ============ ============

(1) Derived from the Company's audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                          Three Months Ended
                                               March 31,
                                       -----------------------
                                           2000        1999
                                       ----------- -----------
REVENUES:
  Net product sales................... $   15,358  $   10,103
  Revenue from collaborative
    agreements........................        582         425
                                       ----------- -----------
     Total revenues...................     15,940      10,528
                                       ----------- -----------

COSTS AND OPERATING EXPENSES:
  Cost of sales and manufacturing
    expenses..........................      7,857       5,841
  Research and development............      3,978       4,232
  Selling, general and administrative.     11,164       9,970
  Amortization of intangible assets...        348         357
                                       ----------- -----------
     Total costs and operating
       expenses.......................     23,347      20,400
                                       ----------- -----------
     Loss from operations.............     (7,407)     (9,872)

INTEREST INCOME (EXPENSE) - NET.......       (321)         23
                                       ----------- -----------
LOSS BEFORE INCOME TAXES..............     (7,728)     (9,849)
INCOME TAXES..........................        (61)        126
                                       ----------- -----------
NET LOSS.............................. $   (7,789) $   (9,723)
                                       =========== ===========
Net loss per share - basic and
  diluted (Note 2).................... $    (0.44) $    (0.60)
                                       =========== ===========
Shares used in per share
  computations........................     17,635      16,308
                                       =========== ===========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Three Months Ended
                                               March 31,
                                       -----------------------
                                           2000        1999
                                       ----------- -----------
Net loss.............................. $   (7,789) $   (9,723)
Unrealized gains and (losses) on
  marketable securities classified
  as available for sale...............       (642)       (773)
Foreign currency translation
  adjustments.........................       (347)       (988)
                                       ----------- -----------
   Total comprehensive loss........... $   (8,778) $  (11,484)
                                       =========== ===========

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     -----------------------
                                                         2000        1999
                                                     ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $   (7,789) $   (9,723)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...................        895       1,297
    Non-cash interest expense.......................        398          --
    Stock compensation expense......................         --          28
    Deferred income taxes...........................         94          --
    Changes in assets and liabilities:
      Accounts receivable...........................        220         171
      Other receivables.............................      1,558       1,725
      Inventories...................................        519      (6,188)
      Prepaid expenses..............................       (261)       (424)
      Accounts payable..............................        409         346
      Accrued liabilities...........................      1,228      (1,087)
      Deferred revenue..............................     (2,682)         --
                                                     ----------- -----------
     Net cash used in operating activities..........     (5,411)    (13,855)
                                                     ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............       (437)         34
  Maturities of short-term investments..............      1,893       2,385
  Purchase of short-term investments................       (913)     (1,375)
  Other assets......................................       (289)      2,408
                                                     ----------- -----------
      Net cash provided by
         investing activities.......................        254       3,452
                                                     ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock..............................     16,622       1,226
  Sale of convertible note payable..................         --       9,550
  Note payable borrowings...........................        177          --
  Note payable repayments...........................     (1,951)       (187)
  Repayment of capital lease obligations............       (152)        (93)
                                                     ----------- -----------
      Net cash provided by financing activities.....     14,696      10,496
                                                     ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............       (347)       (987)
                                                     ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................      9,192        (894)
CASH AND CASH EQUIVALENTS, Beginning of period......     16,862      16,286
                                                     ----------- -----------
CASH AND CASH EQUIVALENTS, End of period............ $   26,054  $   15,392
                                                     =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
     net of interest capitalized.................... $      305  $      103
                                                     =========== ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases............ $      661  $       --
                                                     =========== ===========

  Unrealized loss on investments.................... $     (642) $     (773)
                                                     =========== ===========

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2. Loss Per Share

Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options and convertible notes payable, aggregating 1,757,194 shares and 849,567 shares as of March 31, 2000 and 1999, respectively, have been excluded from diluted EPS as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                         2000        1999
                                                     ----------- -----------
Net loss (numerator):
 Net loss - basic and diluted....................... $   (7,789) $   (9,723)
                                                     =========== ===========
Shares (denominator):
 Weighted average common shares outstanding - basic
  and diluted.......................................     17,635      16,308
                                                     =========== ===========
Net loss per share, basic and diluted............... $    (0.44) $    (0.60)
                                                     =========== ===========

3. Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                                      March 31,  December 31,
                                                         2000        1999
                                                     ----------- -----------
                                                         2000        1999
                                                     ----------- -----------
Unrealized gain (loss) on investments .............. $      (35) $      609
Accumulated translation adjustments ................     (1,658)     (1,313)
                                                     ----------- -----------
    Total........................................... $   (1,693) $     (704)
                                                     =========== ===========

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                                      March 31,  December 31,
                                                         2000        1999
                                                     ----------- -----------
                                                         2000        1999
                                                     ----------- -----------
Raw materials....................................... $   27,430  $   26,710
Work-in-progress....................................      8,942       9,498
Finished goods......................................      9,379      10,062
                                                     ----------- -----------
    Total........................................... $   45,751  $   46,270
                                                     =========== ===========

5. Notes Payable

Notes payable consist of (in thousands):

                                                      March 31,  December 31,
                                                         2000        1999
                                                     ----------- -----------
                                                         2000        1999
                                                     ----------- -----------
Note payable to Aventis............................. $   16,750  $   18,000
Discount on note payable to Aventis.................     (2,646)     (2,989)
Note payable to Abbott Laboratories.................     16,000      16,000
Convertible note....................................      9,713       9,609
Other debt..........................................      3,178       3,751
                                                     ----------- -----------
    Total...........................................     42,995      44,371
Less current portion................................     (6,145)     (4,304)
                                                     ----------- -----------
Long-term........................................... $   36,850  $   40,067
                                                     =========== ===========

6. Issuance of Common Stock

On February 15, 2000, the Company completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate cash proceeds of $15,000,006.

7. Co-promotion, Distribution and Research Agreement

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. The Company and Abbott will share marketing, promotional and development expenses as well as the profits from the co-promotion of these two products. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $15.8 million, including $1.9 million received in January 2000, and a long-term loan of $16 million to the Company received during 1999. Also, in January 2000, the Company made a milestone payment of $4.0 million to Abbott. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement. Under the terms of the agreement, the Company may also receive an additional $5 million in milestone payments, contingent upon receiving regulatory approval for the cyclosporine capsule. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

8. Business Segment Data

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

Business segment data consists of (in thousands):

                      Three
                     Months
                      ended    Transplantation   Transplantation
                    March 31,      Products          Services        Total
                    --------- ----------------- ----------------- ----------
Net revenues          2000    $         11,798  $          4,142  $  15,940
                      1999               7,475             3,053     10,528

Interest income       2000                (321)               --       (321)
  (expense) - net     1999                  23                --         23

Depreciation and      2000                 869                26        895
 amortization         1999               1,232                65      1,297

Income taxes          2000                 (61)               --        (61)
                      1999                 126                --        126

Segment loss          2000              (7,094)             (695)    (7,789)
                      1999              (9,211)             (512)    (9,723)

Segment assets        2000             118,283             5,010    123,293
                      1999             102,453             3,679    106,132

9. Recently Issued Accounting Standards

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

10. Litigation

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

Germany Patent Litigation

In January 2000, SangStat filed a Nullity Action in the German Federal Patents Court in Munich Germany seeking to invalidate German Patent 37 42 473, which is the German counter-part to the patent that Novartis is suing the Company on in the United States and the United Kingdom. If SangStat prevails in this nullity action, the patent would be invalidated, which would render any infringement action that Novartis might bring in Germany moot.

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

In November 1999, Novartis filed a motion with the court requesting a preliminary injunction to block the FDA from enforcing its order requiring Novartis to change the labeling of its Neoral product line to make it consistent with the established name and descriptor for the product class: Cyclosporine Oral Solution, USP [MODIFIED]). At a hearing on December 7, 1999, the court rejected Novartis' motion for a preliminary injunction and ordered that the FDA may proceed to require Novartis to change its labeling. SangStat does not know if and when the FDA will require Novartis to change the Neoral labeling on the products, but recent advertising for Neoral has used the new labeling. FDA and SangStat have filed a motion for summary judgment but the court has not yet ruled on the motion.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay SangStat its costs. Novartis has requested permission from the Court of Appeals to appeal the High Court's decision. If such request is granted, then a hearing will take place before the Court of Appeals in late 2000 or early 2001. The Court of Appeals could uphold the High Court's ruling, reverse the High Court's ruling, or refer the case to the European Court of Justice.

UK Regulatory Litigation - Sang-2000 (SangCya Capsules)

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for Sang-2000, and in return, SangStat agreed that SangStat would not launch or commence mutual recognition procedures in relation to the Sang-2000 marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which SangStat notifies Novartis' solicitors of capsule approval. The parties have agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution.

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

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization because Novartis would not, based on the facts known to date, be able to demonstrate a substantial likelihood of success on the merits of its claim. If the Court of Appeals agrees to hear Novartis' appeal and subsequently rules in Novartis' favor, Novartis may be more likely to obtain an injunction with respect to Sang-2000.

Italian Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, SangStat implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting the MRP, SangStat is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. The summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization. It does not acknowledge that the High Court indicated that the MCA could review the Neoral data. SangStat does not know whether or not Novartis Italy has also filed suit against the Italian Health Authorities. Novartis Italy has requested that the initial appearance of the parties before the Milan Tribunal occur November 20, 2000. SangStat does not have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which SangStat may obtain approval based upon a reference to the Neoral dossier.

SangStat believes that these lawsuits are without merit and that SangStat will prevail in these matters. Although SangStat is optimistic that these disputes will ultimately be resolved favorably to SangStat, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the Novartis patent suits and the UK judicial review, SangStat could be enjoined from selling SangCya Oral Solution for a significant period of time or ultimately be prevented from selling SangCya Oral Solution in the United States, the United Kingdom or any country in which SangStat attempts to launch SangCya Oral Solution. Should this happen, SangStat does not believe that it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because SangStat believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it to SangStat on acceptable terms. Failure to obtain any such required license could prevent SangStat from selling SangCya Oral Solution entirely in the United States, the United Kingdom, or any country in which SangStat attempts to launch SangCya Oral Solution, which would harm SangStat's future revenues. With respect to the FDA lawsuit, SangStat would retain its approval but lose its AB rating. If SangCya Oral Solution was no longer AB-rated to Neoral, pharmacists could not automatically substitute SangCya Oral Solution for Neoral and this would harm revenues. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

11. Subsequent Event

On April 21, 2000 the Company signed an agreement with FINOVA Capital Corporation to provide a line of credit of up to $30 million. The agreement lasts for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory, as defined in the agreement. Under the terms of the agreement, the Company is required to maintain a loan balance of at least $5 million. As security for the line of credit, the Company has granted Finova a first priority security interest in certain of its tangible and intangible assets and has pledged the stock of its two French subsidiaries, Imtix- SangStat SAS and SangStat Atlantique SA. In addition, the Company is required to meet certain financial covenants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) our strategy; (ii) the anticipated timing of our regulatory filings; (iii) other product development efforts that we intend to undertake; (iv) the growth of our product sales and markets; (v) the results of our litigation with Novartis; (vi) our future revenue and expenses, including our expectations regarding liquidity; and (vii) changes in our internal systems.

Results of Operations - Three Months Ended March 31, 2000 and 1999

SangStat, The Transplant Company®, is a global bio-pharmaceutical company applying a disease management approach to improving the outcome of organ, bone marrow, and stem cell transplantation. Since 1988, we have built a family of products and services to address the pre-transplant, acute care and chronic phases of transplant in the worldwide market. Our business is currently organized into two segments: Transplantation Products and Transplantation Services. The Transplantation Products segment consists of six marketed products, two principal product candidates and additional product candidates in various stages of research and development. We plan to capitalize on our products and product pipeline by developing relationships with key providers and managed care organizations to better integrate the management of transplant recipients' care to improve the outcomes and lower the costs of transplants. The Transplantation Services segment consists of the Transplant Pharmacy®, which provides mail order distribution of drugs and transplant patient management services, and TransplantRx.com™, the first online pharmacy dedicated to organ transplantation. During the first quarter of fiscal 2000, we continued to market and sell our two lead products, prepared for the launch of a cyclosporine capsule product, conducted clinical studies on these and other products and continued the development of The Transplant Pharmacy.

Total revenues. Total revenues consist of net sales of transplantation products and transplantation services. Total revenues were $15,940,000 for the three months ended March 31, 2000, an increase of $5,412,000 or 51% over total revenues of $10,528,000 for the three months ended March 31, 1999.

Net sales of transplantation products for the three months ended March 31, 2000 were $11,798,000, an increase of $4,323,000 or 58% over net sales of $7,475,000 for the three months ended March 31, 1999. The increase was due primarily to increased sales of Thymoglobulin and SangCya in the United States. Sales of transplantation products in Europe for the quarter ended March 31, 2000 were slightly lower than sales for the quarter ended March 31, 1999. Although sales measured in local currencies increased compared to the prior year quarter, the increase was more than offset by the effect of the fall in the value of European currencies versus the US dollar during the past year.

Net sales of transplantation services for the three months ended March 31, 2000 were $4,142,000, an increase of $1,089,000 or 36% over sales of $3,053,000 for the three months ended March 31, 1999. The increase in net sales was due primarily to an increase in the number of patients serviced by The Transplant Pharmacy. Net sales for all periods consisted entirely of drug sales to transplant patients.

Cost of sales and manufacturing. Total cost of sales and manufacturing expenses consist of cost of sales and manufacturing expenses of transplantation products and transplantation services. Total cost of sales were $7,857,000 for the three months ended March 31, 2000, an increase of $2,016,000 or 35% over total cost of sales of $5,841,000 for the three months ended March 31, 1999.

Cost of sales and manufacturing expenses for transplantation products were $4,288,000 for the three months ended March 31, 2000, an increase of $1,086,000 or 34% over cost of sales and manufacturing expenses of $3,202,000 for the three months ended March 31, 1999. The increase was primarily due to the increase in sales of transplantation products, especially Thymoglobulin.

Cost of sales for transplantation services for the three months ended March 31, 2000 were $3,569,000, an increase of $930,000 or 35% over cost of sales of $2,639,000 for the three months ended March 31, 1999. The increase in cost of sales was due primarily to the increase in sales of The Transplant Pharmacy. Cost of sales for all periods consisted entirely of the cost of drugs purchased from wholesalers and sold to transplant patients.

Research and development. Research and development expenses were $3,978,000 for the three months ended March 31, 2000, a decrease of $254,000 or 6% over research and development expenses of $4,232,000 for the three months ended March 31, 1999. Although spending declined slightly from the prior year quarter as clinical trials on SangCya and Thymoglobulin were completed, we started several new development programs, including pursuing label expansion of Thymoglobulin and pre-clinical work on RDP58, a product in development that inhibits synthesis of TNF-alpha.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 were $11,164,000, an increase of $1,194,000 or 12% over selling, general and administrative expenses of $9,970,000 for the three months ended March 31, 1999. The increase in expenses is due primarily to higher legal expenses associated with the Novartis lawsuit. These expenses are expected to continue throughout fiscal 2000.

Interest income (expense) - net. Interest income (expense) - net for the three months ended March 31, 2000 was an expense of $321,000, net of interest capitalized of $50,000, compared to income of $23,000 for the three months ended March 31, 1999. The increase in expense in the first quarter of 2000 reflected additional interest on the notes payable to Aventis and Abbott Laboratories, and the convertible debt issued in March 1999.

Income taxes. For the three months ended March 31, 2000, we recorded a provision of $61,000 for European income taxes based upon taxable income of our European affiliates in the first quarter of 2000. For the three months ended March 31, 1999, we recorded a tax benefit of $126,000 based on losses of our European affiliates for the first quarter of fiscal 1999.

Net loss. Net loss consists of net loss of transplantation products and transplantation services. Net loss was $7,789,000 for the three months ended March 31, 2000, a decrease of $1,934,000 or 20% compared to net loss of $9,723,000 for the three months ended March 31, 1999.

Net loss for transplantation products for the three months ended March 31, 2000 was $7,094,000, a decrease of $2,117,000 or 23% compared to the net loss of $9,211,000 for the three months ended March 31, 1999. The decrease in net loss was due primarily to the increase in sales net of related cost of sales, partially offset by increases in selling, general and administrative expenses.

Net loss for transplantation services for the three months ended March 31, 2000 was $695,000, an increase of $183,000 or 36% compared to the net loss of $512,000 for the three months ended March 31, 1999. The increase in net loss was due primarily to an increase in selling, general and administrative expenses, partially offset by the increase in sales net of related cost of sales of The Transplant Pharmacy.

Liquidity and Capital Resources

During the first three months of 2000 and 1999, the net cash used in operating activities was approximately $5,411,000 and $13,855,000, respectively. The decrease in net cash used in operating activities in the first three months of fiscal 2000 was due substantially to more stable inventory levels and an increase in accrued liabilities, partially offset by net milestone payments to Abbott under the cyclosporine co-promotion agreement. As of March 31, 2000, the Company had cash, cash equivalents and short-term investments of $34,087,000 and total assets of $123,293,000.

Net cash provided by investing activities for the three months ended March 31, 2000 was $254,000 as compared to $3,452,000 for the comparable quarter in 1999. The amount in 2000 is primarily the result of the maturity of short-term investments, partially offset by purchases of property and equipment and other assets. In 1999, cash was provided by maturing short-term investments and a reduction in other assets.

Net cash provided by financing activities for the three months ended March 31, 2000 was $14,696,000 as compared to net cash provided of $10,496,000 for the same period in 1999. In February 2000, the Company completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,006. The Company intends to use the proceeds to fund future working capital requirements. In March 1999, net cash provided by financing activities came primarily from the issuance of a $10 million convertible note due March 30, 2004.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. The Company and Abbott will share marketing, promotional and development expenses as well as the profits from the co-promotion of these two products. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $15.8 million, including $1.9 million received in January 2000, and a long-term loan of $16 million to the Company received during 1999. Also, in January 2000, the Company made a milestone payment of $4.0 million to Abbott. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement. Under the terms of the agreement, the Company may also receive an additional $5 million in milestone payments, contingent upon receiving regulatory approval for the cyclosporine capsule. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

In April 2000, the Company signed an agreement with FINOVA Capital Corporation to provide a line of credit of up to $30 million. The agreement is for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory. As additional security for the line of credit, the Company has granted FINOVA a first priority security interest in certain of its tangible and intangible assets and has pledged the stock of its two French subsidiaries, Imtix-SangStat SAS and SangStat Atlantique SA.

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

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of March 31, 2000, our accumulated deficit was $141,066,000. Our operating expenses have increased from approximately $31.0 million to $60.9 million to $89.9 million over the three year period ended December 31, 1999 and were 23.3 million for the three months ended March 31, 2000. Total revenues increased from approximately $4.5 million to $19.7 million to $58.2 million over the three year period ended December 31, 1999 and were $15.9 million for the three months ended March 31, 2000. Losses from operations increased from approximately $26.5 million to $41.3 million and decreased to $31.7 million over the three year period ended December 31, 1999. Losses from operations for the three months ended March 31, 2000 were $7.4 million. We cannot guarantee that we will ever achieve significant revenues from product sales or that we will achieve profitable operations. To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and SangCya Oral Solution.

We may elect to raise additional funds within the next 12 months. Within the next twelve months, we may elect to raise additional funds through financings and collaborative research and development arrangements with corporate partners. We may not be able to raise funds on favorable terms, if at all, and our discussions with potential collaborative partners may not result in any agreements. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would not otherwise relinquish. To raise funds, we may also be required to sell shares of our common stock, which may be at prices below the price at which you may have purchased shares. Such sales would also constitute a dilution of your percent ownership of SangStat.

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
    marketing or pricing actions
    changes in the prescribing practices of transplant physicians reimbursement practices of third party payers
    product liability claims.

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

Our litigation with Novartis may be resolved adversely and will be a drain on time and resources. We are involved in significant litigation with Novartis regarding our SangCya Oral Solution. See "Part II, Item 1 - Legal Proceedings." The course of litigation is inherently uncertain and we may not achieve a favorable outcome. As a result of the Novartis suits, we could be enjoined from selling SangCya Oral Solution for a significant period of time or ultimately be prevented from selling SangCya Oral Solution in the United States, the United Kingdom or any country in which we attempt to launch SangCya Oral Solution. Should this happen, we do not believe we would be able to obtain a license from Novartis on acceptable terms in any country because we believe cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it to us on acceptable terms. Failure to obtain any such required license could prevent us from selling SangCya Oral Solution entirely in the United States, the United Kingdom, or any country in which we attempt to launch SangCya Oral Solution, which would harm our future revenues. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management's attention.

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

    unanticipated regulatory delays or demands
    unexpected adverse side effects
    insufficient therapeutic efficacy.

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

We rely on third parties for manufacturing. We generally rely on third parties to manufacture compounds (other than Thymoglobulin and Lymphoglobuline) and devices for commercial sales and clinical trials. We cannot guarantee manufacturers will meet FDA standards governing GMP or other regulatory guidelines, that any Biologics License Applications, or BLA, required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a pre-approval inspection. We cannot guarantee we will be able to enter into additional commercial scale manufacturing contracts or that any other third-party arrangements can be established on a timely or commercially reasonable basis, or at all. We will depend on all such third parties to perform their obligations effectively and on a timely basis. We cannot guarantee that such parties will perform, and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position, which could harm our business. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by regulatory authorities and by us. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture their products at one or more of their facilities. For certain of our potential products, we will need to develop our production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

Failure of the market to adopt our products will harm our business. Whether or not our products receive regulatory approvals, the market may not accept our products. We cannot guarantee patients, physicians, pharmacists, or third-party payers will accept our products. Accordingly, we cannot guarantee our products and product candidates will obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payers to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products we develop, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of our products relative to alternative therapies, the availability of third-party reimbursement and the extent of our or third party distributor's or agents' marketing efforts. In particular, with respect to SangCya Oral Solution and cyclosporine capsules we cannot guarantee we will be successful in taking significant market share away from Novartis, even if product approval is granted.

Fluctuations in quarterly and annual operating results may adversely affect our stock price. Our quarterly and annual operating results may fluctuate due to a variety of factors. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our operating losses have been substantial each year since inception. We also expect losses to continue in the near future as a result of a number of factors, including:

    the uncertainty in the timing and the amount of revenue we earn upon product sales our achievement of research and development milestones
    our funding obligations under collaborative research agreements expenses we incur for product development, clinical trials and marketing and sales activities.

Our operating results may also fluctuate significantly as a result of other factors, including:

    the introduction of new products by our competition
    regulatory actions
    market acceptance of our products
    adoption of new technologies
    manufacturing capabilities
    cost of litigation
    third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future. In particular, the realization of any of the risks described in this registration statement could have a significant and adverse impact on the market price for our stock.

Our stock price as well as the stock prices for competitors in our industry have historically been volatile. The market prices for securities of pharmaceutical and biotechnology companies, including ours, are highly volatile. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate as a result of factors such as:

    announcements of new therapeutic products by us or our competitors announcements regarding collaborative agreements
    governmental regulations
    clinical trial results
    developments in patent or other proprietary rights
    public concern as to the safety of drugs developed by us or others comments made by securities analysts
    general market conditions.

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

We cannot guarantee we will be able to manufacture, or that we have manufactured, formulated or commercialized SangCya Oral Solution and capsules without infringing patent or other proprietary rights of Novartis or other third parties. We have been sued by Novartis for patent infringement. See "Part II, Item 1 - Legal Proceedings."

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

We have registered or applied for trademark registration of the names of all of our marketed products and plan to register the names of our products under development once a name has been selected for the product candidate. We have registered or applied for trademark registration of the names of most of our products under development or commercialized for research and development use. However, these trademark registrations may not be granted to us or may be challenged by competitors.

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

Our charter documents, stockholder rights plan and Delaware law may serve to deter a takeover. Certain provisions of our Certificate of Incorporation and our recently amended Bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, we have adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire our shares or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control. In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

Germany Patent Litigation

In January 2000, SangStat filed a Nullity Action in the German Federal Patents Court in Munich Germany seeking to invalidate German Patent 37 42 473, which is the German counterpart to the patent that Novartis is suing us on in the United States and the United Kingdom. If SangStat prevails in this nullity action, the patent would be invalidated, which would render any infringement action that Novartis might bring in Germany moot.

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

In November 1999, Novartis filed a motion with the court requesting a preliminary injunction to block the FDA from enforcing its order requiring Novartis to change the labeling of its Neoral product line to make it consistent with the established name and descriptor for the product class: Cyclosporine Oral Solution, USP [MODIFIED]). At a hearing on December 7, 1999, the court rejected Novartis' motion for a preliminary injunction and ordered that the FDA may proceed to require Novartis to change its labeling. SangStat does not know if and when the FDA will require Novartis to change the Neoral labeling on the products, but recent advertising for Neoral has used the new labeling. FDA and SangStat have filed a motion for summary judgment but the court has not yet ruled on the motion.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay SangStat its costs. Novartis has requested permission from the Court of Appeals to appeal the High Court's decision. If such request is granted, then a hearing will take place before the Court of Appeals in late 2000 or early 2001. The Court of Appeals could uphold the High Court's ruling, reverse the High Court's ruling, or refer the case to the European Court of Justice.

UK Regulatory Litigation - Sang-2000 (SangCya Capsules)

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for Sang-2000, and in return, SangStat agreed that SangStat would not launch or commence mutual recognition procedures in relation to the Sang-2000 marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which SangStat notifies Novartis' solicitors of capsule approval. The parties have agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution.

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

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization because Novartis would not, based on the facts known to date, be able to demonstrate a substantial likelihood of success on the merits of its claim. If the Court of Appeals agrees to hear Novartis' appeal and subsequently rules in Novartis' favor, Novartis may be more likely to obtain an injunction with respect to Sang-2000.

Italian Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, SangStat implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting the MRP, SangStat is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. The summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization. It does not acknowledge that the High Court indicated that the MCA could review the Neoral data. SangStat does not know whether or not Novartis Italy has also filed suit against the Italian Health Authorities. Novartis Italy has requested that the initial appearance of the parties before the Milan Tribunal occur November 20, 2000. SangStat does not have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which SangStat may obtain approval based upon a reference to the Neoral dossier.

SangStat believes that these lawsuits are without merit and that the SangStat will prevail in these matters. Although SangStat is optimistic that these disputes will ultimately be resolved favorably to SangStat, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the Novartis patent suits and the UK judicial review, SangStat could be enjoined from selling SangCya Oral Solution for a significant period of time or ultimately be prevented from selling SangCya Oral Solution in the United States, the United Kingdom or any country in which SangStat attempts to launch SangCya Oral Solution. Should this happen, SangStat does not believe that it would be able to obtain a license from Novartis on acceptable terms for either jurisdiction because SangStat believes cyclosporine is an important product for Novartis and that Novartis would not want to diminish its profits from this product by licensing it to SangStat on acceptable terms. Failure to obtain any such required license could prevent SangStat from selling SangCya Oral Solution entirely in the United States, the United Kingdom, or any country in which SangStat attempts to launch SangCya Oral Solution, which would harm SangStat's future revenues. With respect to the FDA lawsuit, SangStat would retain its approval but lose its AB rating. If SangCya Oral Solution was no longer AB-rated to Neoral, pharmacists could not automatically substitute SangCya Oral Solution for Neoral and this would harm revenues. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds

(c) On February 15, 2000 we sold 451,128 shares of our common stock to BioPharma Equities Holdings NV at a price of $33.25 per share. The aggregate offering price was $15,000,006 and was paid in cash. This sale was made pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as this sale was to one private party, and the purchaser represented their intention to acquire these shares for their own account and not with a view to any distribution thereof to the public. The certificate evidencing these shares bears a legend stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from its registration requirements. This transaction did not involve an underwriter, underwriter's discount or commissions.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS - The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Document
3.5	Second Amended and Restated Bylaws
10.33	Loan and Security Agreement between us and Finova Capital Corporation dated as of April 21, 2000
27.1	Financial Data Schedule

(b) We filed a Current Report on Form 8-K on February 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused This report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Dated: May 15, 2000

By:	/s/ STEPHEN G. DANCE

Stephen G. Dance
Senior Vice President,Finance
(Principal Financial Officer)