Form 10-Q
period 2000-06-30
SANGSTAT MEDICAL CORP
filed 2000-08-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES
Common Stock	17,985,738

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2000
Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                        June 30,    December 31,
                                                          2000         1999
                                                      ------------ ------------
                                                       (unaudited)      (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................... $    24,586  $    16,862
  Short-term investments ............................       5,096        9,657
  Accounts receivable (net of allowance for doubtful       17,518       12,782
    accounts of $1,886 in 2000 and $1,469 in 1999)...
  Other receivables..................................       2,128        2,906
  Inventories........................................      36,687       46,270
  Prepaid expenses...................................       2,686        2,306
                                                      ------------ ------------
    Total current assets.............................      88,701       90,783

PROPERTY AND EQUIPMENT -- net........................       6,741        5,574

INTANGIBLE ASSETS (net of accumulated amortization
  of $2,450 in 2000 and $1,749 in 1999)..............      11,833       12,534
OTHER ASSETS.........................................      15,327        8,406
                                                      ------------ ------------
    TOTAL............................................ $   122,602  $   117,297
                                                      ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................... $    16,770  $    11,851
  Accrued liabilities................................       9,805        5,511
  Capital lease obligations -- current portion.......         604          700
  Deferred revenue -- current portion................       5,042        4,426
  Notes payable -- current portion...................       6,922        4,304
                                                      ------------ ------------
    Total current liabilities........................      39,143       26,792
                                                      ------------ ------------

CAPITAL LEASE OBLIGATIONS............................       1,112          125
DEFERRED REVENUE.....................................      10,372        9,304
NOTES PAYABLE........................................      41,838       40,067

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 5,000 shares
    authorized; none outstanding.....................          --        --
  Common stock. $.001 par value, 25,000 shares
    authorized; outstanding: 2000 - 17,986
    shares; 1999 - 17,354 shares.....................     193,026      174,990
  Accumulated deficit................................    (161,284)    (133,277)
  Accumulated other comprehensive loss...............      (1,605)        (704)
                                                      ------------ ------------
    Total stockholders' equity.......................      30,137       41,009
                                                      ------------ ------------
    TOTAL............................................ $   122,602  $   117,297
                                                      ============ ============

(1) Derived from the Company's audited consolidated financial statements at December 31, 1999.

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                       --------------------- ---------------------
                                          2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
REVENUES:
  Net product sales................... $  20,384  $  13,887  $  35,742  $  23,990
  Product recall returns..............      (722)         --      (722)         --
  Revenue from collaborative
    agreements........................       634        498      1,216        923
                                       ---------- ---------- ---------- ----------
     Total revenues...................    20,296     14,385     36,236     24,913
                                       ---------- ---------- ---------- ----------

COSTS AND OPERATING EXPENSES:
  Cost of sales:
    Cost of sales and manufacturing...    11,783      7,503     19,640     13,343
    Product recall reserve............    11,561          --    11,561          --
  Research and development (including
    product recall reserve of
    $50 in 2000)......................     4,017      3,558      7,995      7,790
  Selling, general and administrative
    (including product recall reserve
    of $375 in 2000)..................    12,530     11,149     23,694     21,119
  Amortization of intangible assets...       353        336        701        693
                                       ---------- ---------- ---------- ----------
     Total costs and operating
       expenses.......................    40,244     22,546     63,591     42,945
                                       ---------- ---------- ---------- ----------
     Loss from operations.............   (19,948)    (8,161)   (27,355)   (18,032)

INTEREST INCOME (EXPENSE) - NET.......      (411)      (390)      (732)      (368)
                                       ---------- ---------- ---------- ----------
LOSS BEFORE INCOME TAXES..............   (20,359)    (8,551)   (28,087)   (18,400)
INCOME TAX (PROVISION) BENEFIT........       141        (32)        80         94
                                       ---------- ---------- ---------- ----------
NET LOSS.............................. $ (20,218) $  (8,583) $ (28,007) $ (18,306)
                                       ========== ========== ========== ==========
Net loss per share - basic and
  diluted (Note 2).................... $   (1.13) $   (0.51) $   (1.59) $   (1.11)
                                       ========== ========== ========== ==========
Shares used in per share
  computations - basic and diluted....    17,932     16,719     17,660     16,516
                                       ========== ========== ========== ==========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                          Three Months Ended    Three Months Ended
                                               June 30,              June 30,
                                       --------------------- ---------------------
                                          2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
Net loss.............................. $ (20,218) $  (8,583) $ (28,007) $ (18,306)
Reversal of unrealized gains and
  (losses) on marketable  securities
  sold during the current period......         --       745       (644)      (122)
Unrealized gains and (losses) on
  marketable securities classified
  as available for sale in the
  current period......................        22       (146)        22        (52)
Foreign currency translation
  adjustments.........................        66        446       (279)      (542)
                                       ---------- ---------- ---------- ----------
   Total comprehensive loss........... $ (20,130) $  (7,538) $ (28,908) $ (19,022)
                                       ========== ========== ========== ==========

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Six Months Ended
                                                              June 30
                                                     -----------------------
                                                         2000        1999
                                                     ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $  (28,007) $  (18,306)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...................      1,793       2,297
    Non-cash interest expense.......................        701          --
    Loss on disposal of property and equipment......        114         174
    Deferred revenue................................      1,684       7,084
    Stock compensation expense......................         --          57
    Changes in assets and liabilities:
      Accounts receivable...........................     (4,736)     (4,727)
      Other receivables.............................        778       1,462
      Inventories...................................      9,583      (7,109)
      Prepaid expenses..............................       (380)        490
      Accounts payable..............................      4,919      (7,352)
      Accrued liabilities...........................      4,294       1,067
                                                     ----------- -----------
     Net cash used in operating activities..........     (9,257)    (24,863)
                                                     ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............     (1,208)     (1,799)
  Maturities of short-term investments..............      3,989       9,749
  Purchases of short-term investments...............        (51)     (1,375)
  Other assets......................................     (6,177)      1,458
                                                     ----------- -----------
      Net cash provided by (used in)
         investing activities.......................     (3,447)      8,033
                                                     ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock..............................     17,292       7,829
  Note payable borrowings...........................      5,986      25,520
  Note payable repayments...........................     (2,298)     (1,529)
  Repayment of capital lease obligations............       (273)       (233)
                                                     ----------- -----------
      Net cash provided by financing activities.....     20,707      31,587
                                                     ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............       (279)       (542)
                                                     ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................      7,724      14,215
CASH AND CASH EQUIVALENTS, Beginning of period......     16,862      16,286
                                                     ----------- -----------
CASH AND CASH EQUIVALENTS, End of period............ $   24,586  $   30,501
                                                     =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
     net of interest capitalized.................... $      424  $       96
                                                     =========== ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases............ $    1,164  $       27
                                                     =========== ===========

  Warrants issued in connection with financing...... $      744  $       --
                                                     =========== ===========

  Unrealized loss on investments.................... $     (622) $     (174)
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

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants and convertible notes payable, aggregating 1,281,009 shares and 814,756 shares as of June 30, 2000 and 1999, respectively, have been excluded from diluted net loss per share, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                   ----------------------- ---------------------
                                       2000        1999       2000       1999
                                   ----------- ----------- ---------- ----------
Net loss (numerator):
 Net loss - basic and diluted..... $  (20,218) $   (8,583) $ (28,007) $ (18,306)
                                   =========== =========== ========== ==========
Shares (denominator):
 Weighted average common shares
  outstanding - basic and diluted.     17,932      16,719     17,660     16,516
                                   =========== =========== ========== ==========
Net loss per share, basic and
  diluted......................... $    (1.13) $    (0.51) $   (1.59) $   (1.11)
                                   =========== =========== ========== ==========

3. Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                     June 30,   December 31,
                                       2000        1999
                                   ----------- -----------
                                       2000        1999
                                   ----------- -----------
Unrealized gain (loss) on
  investments .................... $      (13) $      609
Accumulated translation
  adjustments ....................     (1,592)     (1,313)
                                   ----------- -----------
    Total......................... $   (1,605) $     (704)
                                   =========== ===========

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                     June 30,   December 31,
                                       2000        1999
                                   ----------- -----------
                                       2000        1999
                                   ----------- -----------
Raw materials..................... $   13,257  $   26,710
Work-in-progress..................     14,712       9,498
Finished goods....................      8,718      10,062
                                   ----------- -----------
    Total......................... $   36,687  $   46,270
                                   =========== ===========

5. Notes Payable

Notes payable consist of (in thousands):

                                                March 31,   December 31,
                                                   2000       1999
                                               ----------- ----------
                                                   2000       1999
                                               ----------- ----------
Note payable to Aventis....................... $   16,750  $  18,000
Discount on note payable to Aventis...........     (2,329)    (2,989)
Note payable to Abbott Laboratories...........     16,000     16,000
Convertible note..............................      9,650      9,609
Other debt....................................      8,689      3,751
                                               ----------- ----------
    Total.....................................     48,760     44,371
Less current portion..........................     (6,922)    (4,304)
                                               ----------- ----------
Long-term..................................... $   41,838  $  40,067
                                               =========== ==========

On April 21, 2000 the Company signed an agreement with Finova Capital Corporation to provide a line of credit of up to $30 million. The agreement lasts for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate (9.5% at June 30, 2000) and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory, as defined in the agreement. Under the terms of the agreement, the Company is required to maintain a loan balance of at least $5 million. As security for the line of credit, the Company has granted Finova a first priority security interest in certain of its tangible and intangible assets and has pledged the stock of its two French subsidiaries, Imtix-SangStat SAS and SangStat Atlantique SA. In addition, the Company is required to meet certain financial covenants. At June 30, 2000 the Company had drawn down $5.0 million under the line of credit and had set aside a corresponding compensating balance which is included in Other Assets on the Condensed Consolidated Balance Sheet. In connection with this financing, the Company issued 50,000 warrants at an exercise price of $23.438. These warrants have been valued using the Black-Scholes pricing model with the following weighted average assumptions: expected life, five years; stock volatility, 72%; risk free interest rate, 6.0%; and no dividend payments during the expected term. The calculated value of the warrants of $744,000, plus additional financing fees of $750,000, have been included in Other Assets and are being amortized over the three year life of the loan agreement.

6. Issuance of Common Stock

On February 15, 2000, the Company completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate cash proceeds of $15,000,006.

7. Co-promotion, Distribution and Research Agreement

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co- promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. The Company is the exclusive distributor for the products and shares marketing, promotional and development expenses as well as the profits from the co-promotion of the products with Abbott. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million, including $1.9 million received in January 2000 and $5.0 million received in May 2000, and a long-term loan of $16 million to the Company received during 1999. Also, in January 2000, the Company made a milestone payment of $4.0 million to Abbott. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000 SangStat and Abbott launched the cyclosporine capsule developed by Abbott under the brand name Gengraf. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

8. Business Segment Data

The Company is organized and operates in two business segments: transplantation products and transplantation services. Transplantation products consist primarily of products for patient monitoring and therapeutic products for preventing and treating organ rejection. Transplantation services consist principally of mail order pharmaceutical and patient management services. The accounting policies of the segments are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following information is presented in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Business segment data consists of (in thousands):

                      Three
                     Months
                      ended    Transplantation   Transplantation
                    June 30,       Products          Services        Total
                    --------- ----------------- ----------------- ----------
Net revenues          2000    $         15,991  $          4,305  $  20,296
                      1999              11,108             3,277     14,385

Interest income       2000                (411)               --       (411)
  (expense) - net     1999                (390)               --       (390)

Depreciation and      2000                 856                42        898
 amortization         1999                 591                30        621

Segment loss          2000             (19,836)             (382)   (20,218)
                      1999              (8,199)             (384)    (8,583)

                       Six
                     Months
                      ended    Transplantation   Transplantation
                    June 30,       Products          Services        Total
                    --------- ----------------- ----------------- ----------
Net revenues          2000    $         27,789  $          8,447  $  36,236
                      1999              18,583             6,330     24,913

Interest income       2000                (732)               --       (732)
  (expense) - net     1999                (368)               --       (368)

Depreciation and      2000               1,725                68      1,793
 amortization         1999               2,236                61      2,297

Segment loss          2000             (26,930)           (1,077)   (28,007)
                      1999             (17,410)             (896)   (18,306)

Segment assets        2000             117,401             5,201    122,602
                      1999             117,225             4,302    121,527

9. Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin

No. 101, Revenue Recognition in Financial Statements. This bulletin will be effective in the fourth quarter of the Company's fiscal year ending December 31, 2000. Management is in the process of determining the impact, if any, that this bulletin will have on its consolidated financial statements.

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

10. Recall of SangCya Oral Solution

On June 29, 2000, the Company in discussions with the FDA, which began on June 24, 2000, concluded that a recall of SangCya from the United States market would be required. Following further discussions with the FDA as to the type of recall and mechanism for conducting it, this decision was announced on July 10, 2000. The recall was a Class II recall and was limited to the wholesale level and not extended to the pharmacy or the patient. A study in healthy volunteers had found that when SangCya Oral Solution is mixed with apple juice as recommended in its labeling it is not bioequivalent to Neoral® oral solution. The Company also announced at the same time its decision to voluntarily withdraw SangCya Oral Solution from the U.S. market.

In the U.K., the Company is selling SangCya on a named patient only basis subject to an amendment to the labeling. The Company is working with the Medicines Control Agency ("MCA") to complete a labeling change that must be approved by the other member states to permit the Company to obtain authorization to sell SangCya Oral Solution in these other countries.

The Company has included in its financial results for this quarter reserves to cover the expected losses resulting from the recall. These reserves, which are reported in the Condensed Consolidated Statements of Operations under revenues, cost of sales, research and development expenses and selling, general and administrative expenses, include $722,000 for sales returns expected from customers, $11,561,000 for the write-off of all SangCya and CycloTech finished goods and components and a partial write-down of bulk cyclosporine inventories, and $425,000 for costs to terminate ongoing marketing and clinical programs, and to administer the recall. The inventory reserves are non-cash in nature since the inventories in question have already been paid for.

11. Litigation

Patent Litigation

On July 27, 2000, the Company entered into a global settlement agreement with Novartis AG and Novartis Pharmaceuticals Corporation with respect to the patent infringement lawsuits filed against the Company in the US and UK regarding SangCya® Oral Solution, USP [MODIFIED] as well as the counterclaim the Company filed against Novartis Pharmaceuticals Corporation in the US. As part of the settlement, the parties have entered into a global license agreement pursuant to which Novartis shall license United States patent #5,389,382 and its foreign counterparts to the Company and the Company shall pay Novartis a royalty on sales of SangCya Oral Solution. The settlement and license applies only to SangCya Oral Solution and does not apply to cyclosporine capsule products. The Company does not expect the terms of the settlement to have a material financial impact on the Company in the foreseeable future.

Regulatory Litigation

US Regulatory Litigation

Novartis US sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit.

The parties have all filed motions for summary judgment with the Court and are awaiting a final ruling. Because the Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, the Company does not believe that this lawsuit will have any material impact on the Company.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay SangStat its costs. Novartis has appealed the High Court's decision and the hearing has been scheduled for November 2000. The Court of Appeals could uphold the High Court's ruling, reverse the High Court's ruling, or refer the case to the European Court of Justice. If the Court of Appeals reverses the High Court's ruling, the SangCya Oral Solution marketing authorization would be revoked or suspended until the expiration of the ten year data exclusivity period for Neoral Oral Solution (approximately 2004).

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

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization absent a reversal of the High Court's decision by the Court of Appeals. If the Court of Appeals reverses the High Court's ruling, the Sang-2000 marketing authorization could not be approved until the expiration of the ten year data exclusivity period for Neoral capsules (approximately 2004).

Italian Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, SangStat implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, SangStat is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. The summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization. It does not acknowledge that the High Court indicated that the MCA could review the Neoral data. SangStat does not know whether or not Novartis Italy has also filed suit against the Italian Health Authorities. Novartis Italy has requested that the initial appearance of the parties before the Milan Tribunal occur November 20, 2000. SangStat does not have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which SangStat may obtain approval based upon a reference to the Neoral dossier, which the Company believes is intended to block Sang-2000 from sale in Italy.

SangStat believes that these lawsuits are without merit and that SangStat will prevail in these matters. Although SangStat is optimistic that these disputes will ultimately be resolved favorably to SangStat, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the UK judicial review, SangStat could be enjoined from selling SangCya Oral Solution and/or Sang-2000 until approximately 2004 in the United Kingdom and other European countries. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

12. Subsequent Events

Abgenix Co-development, Supply and License Agreement

On August 8, 2000, the Company announced that it had entered into a global co- development, supply and license agreement with Abgenix, Inc. for ABX-CBL, an antibody developed by Abgenix. SangStat will have an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti-CD147 monoclonal antibody for the treatment of steroid resistant graft versus host disease (GVHD) and is currently in a multicenter, randomized, and controlled Phase II/III study. SangStat will make an initial license fee payment and additional milestone payments to Abgenix. Development costs will be shared equally, as would any potential profits from sales of collaboration products. SangStat and Abgenix will share responsibility for product development, including the ongoing trial. Abgenix will be responsible for manufacturing ABX-CBL. SangStat also has the right, subject to the terms and conditions of the Agreement, to commercialize other anti- CD147 antibodies developed by Abgenix.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) the effects of the SangCya Oral Solution recall on future revenues; (ii) expected reductions in litigation expenses; (iii) the conversion of our European subsidiaries to the Euro; (iv) our product development and collaborative efforts; (v) the results of our settlement agreements and litigation with Novartis; and (vi) our future revenue and expenses, including our expectations regarding liquidity.

Results of Operations - Three and Six Months Ended June 30, 2000 and 1999

SangStat, The Transplant Company®, is a global bio-pharmaceutical company applying a disease management approach to improving the outcome of organ, bone marrow, and stem cell transplantation. Since 1988, we have built a family of products and services to address the pre-transplant, acute care and chronic phases of transplant in the worldwide market. Our business is currently organized into two segments: Transplantation Products and Transplantation Services. The Transplantation Products segment consists of six marketed products, one principal product candidate and additional product candidates in various stages of research and development. We plan to capitalize on our products and product pipeline by developing relationships with key providers and managed care organizations to better integrate the management of transplant recipients' care to improve outcomes and lower the costs of transplants. During the first half of fiscal 2000, we continued to market and sell our lead product, Thymoglobulin, launched Gengraf, a cyclosporine capsule product that is distributed by SangStat under a co-promotion agreement with Abbott Laboratories, conducted clinical studies on Thymoglobulin and other products and continued the development of The Transplant Pharmacy. We also initiated the recall of our SangCya Oral Solution product in the United States following the discovery of some clinical data that indicated a lack of bioequivalence versus Neoral when taken with apple juice. The Transplantation Services segment consists of the Transplant Pharmacy®, which provides mail order distribution of drugs and transplant patient management services, and TransplantRx.com™, the first online pharmacy dedicated to organ transplantation.

Total revenues. Total revenues consist of net sales of transplantation products and transplantation services. Total revenues were $20,296,000 for the quarter ended June 30, 2000, an increase of $5,911,000 or 41% over total revenues of $14,385,000 for the quarter ended June 30, 1999. Total revenues were $36,236,000 for the six months ended June 30, 2000, an increase of $11,323,000 or 45% over total revenues of $24,913,000 for the six months ended June 30, 1999.

Net sales of transplantation products for the quarter ended June 30, 2000 were $15,991,000, an increase of $4,883,000 or 44% over net sales of $11,108,000 for the quarter ended June 30, 1999. Net sales of transplantation products for the six months ended June 30, 2000 were $27,789,000, an increase of $9,206,000 or 50% over net sales of $18,583,000 for the six months ended June 30, 1999. The increases for both the three and six month periods were due primarily to sales of Gengraf, which was launched in the US in May 2000, and increased sales of Thymoglobulin in the United States. Sales of transplantation products in Europe for the six months ended June 30, 2000 were slightly lower than sales for the six months ended June 30, 1999. Although sales measured in local currencies increased compared to the corresponding prior period, the increase was more than offset by the effect of the fall in the value of European currencies versus the US dollar during the past year. On June 29, 2000, the Company in discussions with the FDA, which began on June 24, 2000, concluded that a recall of SangCya from the United States market would be required. Following further discussions with the FDA as to the type of recall and mechanism for conducting it, we announced this decision on July 10, 2000. As a result, net sales for both the quarter and six months ended June 30, 2000 have been reduced by a provision of $722,000 to cover anticipated returns of SangCya Oral Solution from customers following the product recall.

Net sales of transplantation services for the quarter ended June 30, 2000 were $4,305,000, an increase of $1,028,000 or 31% over net sales of $3,277,000 for the quarter ended June 30, 1999. Net sales of transplantation services for the six months ended June 30, 2000 were $8,447,000, an increase of $2,117,000 or 33% over sales of $6,330,000 for the six months ended June 30, 1999. The increases in net sales for both the quarter and six months ended June 30, 2000 were due primarily to an increase in the number of patients serviced by The Transplant Pharmacy. Net sales of transplantation services for all periods consisted entirely of drug sales to transplant patients.

Cost of sales. Total cost of sales consist of cost of sales and manufacturing expenses of transplantation products and transplantation services, and a product recall reserve. Total cost of sales were $23,344,000 for the quarter ended June 30, 2000, an increase of $15,841,000 or 211% over cost of sales of $7,503,000 for the quarter ended June 30, 1999. Total cost of sales for the six months ended June 30, 2000 were $31,201,000, an increase of $17,858,000 or 134% over total cost of sales of $13,343,000 for the six months ended June 30, 1999.

Cost of sales for transplantation products were $19,512,000 for the quarter ended June 30, 2000, an increase of $14,924,000 or 325% over cost of sales of $4,588,000 for the quarter ended June 30, 1999. Cost of sales for transplantation products were $23,800,000 for the six months ended June 30, 2000, an increase of $16,011,000 or 206% over cost of sales of $7,789,000 for the six months ended June 30, 1999. The increases in both the quarter and six months were primarily due to the establishment of inventory reserves related to the US recall of SangCya Oral Solution. These reserves, which totaled $11,561,000, include a 100 percent reserve for all SangCya and CycloTech finished goods and components, as well as a partial reserve against our bulk cyclosporine inventories. The remainder of the increase in cost of sales was due to the overall increase in sales and the higher cost of Gengraf compared to our other products.

Cost of sales for transplantation services for the quarter ended June 30, 2000 were $3,832,000, an increase of $917,000 or 31% over cost of sales of $2,915,000 for the quarter ended June 30, 1999. Cost of sales for transplantation services for the six months ended June 30, 2000 were $7,401,000, an increase of $1,847,000 or 33% over cost of sales of $5,554,000 for the six months ended June 30, 1999. The increases in cost of sales for both the quarter and six months were due to the increase in sales of The Transplant Pharmacy. Cost of sales of transplantation services for all periods consisted entirely of the cost of drugs purchased from wholesalers and sold to transplant patients.

Research and development. Research and development expenses for the quarter ended June 30, 2000 were $4,017,000, an increase of $459,000 or 13% over expenses of $3,558,000 for the quarter ended June 30, 1999. Research and development expenses for the six months ended June 30, 2000 were $7,995,000, an increase of $205,000 or 3% over research and development expenses of $7,790,000 for the six months ended June 30, 1999. Spending on research and development in the second quarter increased compared to the prior period as we conducted clinical trials to pursue label expansion of Thymoglobulin and continued pre-clinical work on RDP58, a product in development that inhibits synthesis of TNF-alpha. Expenses for both the three and six month periods ended June 30, 2000 include a reserve of $50,000 to cover the expected cost of terminating SangCya clinical trials following the recently announced product recall. We expect research and development expenses to increase in future quarters as a result of the co-development, supply and license agreement with Abgenix.

Selling, general and administrative. Selling, general and administrative expenses for the quarter ended June 30, 2000 were $12,530,000, an increase of $1,381,000 or 12% over expenses of $11,149,000 for the quarter ended June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 were $23,694,000, an increase of $2,575,000 or 12% over selling, general and administrative expenses of $21,119,000 for the six months ended June 30, 1999. The increases in expenses for both the quarter and six months were due primarily to higher legal expenses associated with the Novartis lawsuit and marketing expenses associated with the launch of Gengraf. Due to the settlement of the lawsuit with Novartis which was announced on July 27, we expect legal expenses to decrease in subsequent quarters. Expenses for both the three and six month periods ended June 30, 2000 include a reserve of $375,000 to cover the expected cost of managing the recently announced product recall of SangCya and terminating ongoing marketing programs.

Interest income (expense) - net. Interest income (expense) - net for the quarter ended June 30, 2000 was an expense of $411,000, an increase of $21,000 or 5% over expense of $390,000 for the quarter ended June 30, 1999. Interest income (expense) - net for the six months ended June 30, 2000 was an expense of $732,000, an increase of $364,000 or 99% compared to an expense of $368,000 for the six months ended June 30, 1999. The increase in expense in the first six months of 2000 reflected additional interest expense on the note payable to Abbott Laboratories, the loan with Finova and the convertible note.

Income taxes. For the six months ended June 30, 2000, we recorded a tax benefit of $80,000 for European income taxes based upon the results of our European affiliates for the first six months of 2000. For the six months ended June 30, 1999, we recorded a tax benefit of $94,000 based on the results of our European affiliates for the first half year of fiscal 1999.

Net loss. Net loss consists of net loss of transplantation products and transplantation services. Net loss for the quarter ended June 30, 2000 was $20,218,000, an increase of $11,635,000 or 136% over the net loss of $8,583,000 for the quarter ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $28,007,000, an increase of $9,701,000 or 53% compared to net loss of $18,306,000 for the six months ended June 30, 1999. The net loss for both the three and six month periods ended June 30, 2000 includes product recall reserves aggregating $12,708,000. Without these product recall reserves, net loss for the six months ended June 30, 2000 would have been $15,299,000, a decrease of $3,007,000 or 16% compared to the net loss for the six months ended June 30, 1999.

Net loss for transplantation products for the quarter ended June 30, 2000 was $19,836,000, an increase of $11,637,000 or 142% over the net loss of $8,199,000 for the quarter ended June 30, 1999. Net loss for transplantation products for the six months ended June 30, 2000 was $26,930,000, an increase of $9,520,000 or 55% over the net loss of $17,410,000 for the six months ended June 30, 1999. The increase in net loss for both the quarter and six months was due primarily to the product recall reserves of $12,708,000 and the increases in research and development and selling, general and administrative expenses, partially offset by the increase in sales, net of related cost of sales.

Net loss for transplantation services for the quarter ended June 30, 2000 was $382,000, a decrease of $2,000 or 1% compared to the net loss of $384,000 for the quarter ended June 30, 1999. Net loss for transplantation services for the six months ended June 30, 2000 was $1,077,000, an increase of $181,000 or 20% over the net loss of $896,000 for the six months ended June 30, 1999. The increase in net loss was due primarily to an increase in selling, general and administrative expenses, partially offset by the increase in sales, net of related cost of sales, of The Transplant Pharmacy.

Liquidity and Capital Resources

During the first six months of 2000 and 1999, the net cash used in operating activities was approximately $9,257,000 and $24,863,000, respectively. The decrease in net cash used in operating activities in the first six months of fiscal 2000 was substantially due to a reduction in net inventories and increases in accounts payable and accrued liabilities, partially offset by an increase in net loss. The reduction in inventories is primarily due to provisions of $11,561,000 relating to the product recall, which resulted in a corresponding increase in net loss for the period. As of June 30, 2000, we had cash, cash equivalents and short-term investments of $29,682,000 and total assets of $122,602,000.

Net cash used in investing activities for the six months ended June 30, 2000 was $3,447,000 as compared to cash provided of $8,033,000 for the same period in 1999. Net cash used in 2000 is primarily due to an increase in other assets reflecting $5,000,000 cash used as collateral for the note payable to Finova Capital ("Finova"), and the purchase of property and equipment. In 1999, cash was provided by maturing short-term investments and a reduction in other assets, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2000 was $20,707,000, compared to net cash provided of $31,587,000 for the same period in 1999. In February 2000, we completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,006. We intend to use the proceeds to fund future working capital requirements. In addition, our borrowings under notes payable increased by $5,986,000, primarily with Finova, partially offset by payments on existing notes. For the six months ended June 30, 1999, net cash provided by financing activities came primarily from the issuance of a $10.0 million convertible note, a $16.0 million loan from Abbott Laboratories ("Abbott") and the sale of common stock, mainly to Abbott.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. The Company is the exclusive distributor for the products and shares marketing, promotional and development expenses as well as the profits from the co-promotion of the products with Abbott. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million, including $1.9 million received in January 2000 and $5.0 million received in May 2000, and a long-term loan of $16 million to the Company received during 1999. Also, in January 2000, the Company made a milestone payment of $4.0 million to Abbott. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000 SangStat and Abbott launched the cyclosporine capsule developed by Abbott under the brand name Gengraf. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

On June 29, 2000, the Company in discussions with the FDA, which began on June 24, 2000, concluded that a recall of SangCya from the United States market would be required. Following further discussions with the FDA as to the type of recall and mechanism for conducting it, we announced this decision on July 10, 2000. We have recorded one-time charges aggregating $12.7 million to cover the financial effect of this recall. On a going forward basis, the Company does not expect the loss of SangCya revenues in the U.S. to have a material effect on future earnings and cash flow.

On July 27, 2000, the Company entered into a global settlement agreement with Novartis AG and Novartis Pharmaceuticals Corporation with respect to the patent infringement lawsuits filed against the Company in the US and UK regarding SangCya® Oral Solution, USP [MODIFIED] as well as the counterclaim the Company filed against Novartis Pharmaceuticals Corporation in the US. As part of the settlement, the parties have entered into a global license agreement pursuant to which Novartis shall license United States patent #5,389,382 and its foreign counterparts to the Company and the Company shall pay Novartis a royalty on sales of SangCya Oral Solution. The Company does not expect the terms of the settlement to have a material financial impact on the Company in the foreseeable future. The settlement and license applies only to SangCya Oral Solution and does not apply to cyclosporine capsule products.

On August 8, 2000, the Company announced that it had entered into a global co-development, supply and license agreement with Abgenix, Inc. for ABX-CBL, an antibody developed by Abgenix. SangStat will have an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti- CD147 monoclonal antibody for the treatment of steroid resistant graft versus host disease (GVHD) and is currently in a multicenter, randomized, and controlled Phase II/III study. SangStat will make an initial license fee payment and additional milestone payments to Abgenix. Development costs will be shared equally, as would any potential profits from sales of collaboration products. SangStat and Abgenix will share responsibility for product development, including the ongoing trial. Abgenix will be responsible for manufacturing ABX-CBL. SangStat also has the right, subject to the terms and conditions of the Agreement, to commercialize other anti-CD147 antibodies developed by Abgenix.

In April 2000, we signed an agreement with Finova Capital Corporation ("Finova") to provide a line of credit of up to $30 million. The agreement is for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory. As additional security for the line of credit, we have granted Finova a first priority security interest in certain of our tangible and intangible assets and have pledged the stock of our two French subsidiaries, Imtix-SangStat SAS and SangStat Atlantique SA. At June 30, 2000 we had drawn down $5.0 million under the line of credit and had set aside a corresponding compensating balance.

In the opinion of management, SangStat has sufficient funds to continue operations for at least the next twelve months.

Euro-Currency

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We are currently assessing the issues raised by the introduction of the Euro. We have made and expect to continue to make changes to our internal systems in preparation for the transition to the Euro. Changes made to date include changing the operating currency of our two French subsidiaries from the French franc to the Euro, which became effective during the second quarter. We expect to convert the other European subsidiaries that are affected by the Euro within the next twelve months.

We further expect that use of the Euro may affect our foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in our ability to be Euro- compliant could have an adverse impact on our results of operations or financial position.

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of June 30, 2000, our accumulated deficit was $161,284,000. Our operating expenses have increased from approximately $31.0 million to $60.9 million to $89.9 million over the three year period ended December 31, 1999, and were approximately $63.6 million for the six months ended June 30, 2000. Total revenues increased from approximately $4.5 million to $19.7 million to $58.2 million, and were approximately $36.2 million for the six months ended June 30, 2000, while losses from operations increased from approximately $26.5 million to $41.3 million and decreased to $31.7 million over the three year period ended December 31, 1999, and were approximately $27.4 million for the six months ended June 30, 2000. We cannot guarantee that we will ever achieve significant revenues from product sales or that we will achieve profitable operations. To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and Gengraf.

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

Our future growth depends on sales of key products. We expect to derive most of our future revenues from sales of Gengraf (cyclosporine capsule, USP, MODIFIED), a cyclosporine capsule product, and Thymoglobulin. We have limited experience selling our products. Our sales of Thymoglobulin began in the U.S. in 1999. We began distributing Gengraf in May 2000. We are marketing Gengraf in the United States under a co-promotion agreement with Abbott Laboratories ("Abbott"). We cannot guarantee that Abbott will be able to effectively market Gengraf pursuant to the agreement, and its failure to do so may impact sales of these products. We recalled all lots of SangCya Oral solution from the US wholesalers in July 2000 and at the same time announced its withdrawal from the U.S. market.

Any factor adversely affecting the regulatory approval or sale of our key products, individually or collectively, would harm our business and results of operations. Sales of these key products could be adversely affected by the following:

    competitive changes
    regulatory matters
    manufacturing or supply interruptions
    number of contracts with managed care providers and group purchasing organization factors affecting production
    marketing or pricing actions
    changes in the prescribing practices of transplant physicians reimbursement practices of third party payers
    product liability claims.

In particular, with respect to Gengraf, sales may be affected by the following:

    perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic;
    other generic competitors such as Eon Laboratories, which has a generic cyclosporine capsule;
    the recall of SangCya Oral Solution;
    intense competitive pressure from Novartis as well as the Novartis litigation.

Failure of sales to meet forecasts may also cause excessive inventory build- up, which, if not sold prior to lot expiration, may be required to be taken as a charge against earnings.

The Recall of SangCya Oral Solution in the U.S. could have negative repercussions beyond loss of revenues. The FDA may conduct an investigation into the circumstances that led to the SangCya recall. The FDA or other regulatory authorities may review our future drug approval applications more carefully, which may result in slower approval times. Our sales of Gengraf and Thymoglobulin in the US may be impacted by the recall as competitors attempt to use the recall in marketing against us and our products. The occurrence of any of these events could substantially harm our business.

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

Our litigation with Novartis may be resolved adversely and will be a drain on time and resources. While we have settled the patent litigation with Novartis regarding SangCya Oral Solution, we are involved in litigation with Novartis in the U.S. and the U.K. which could potentially harm sales of SangCya Oral Solution and Sang-2000 in Europe. See "Part II, Item 2 - Legal Proceedings. The course of litigation is inherently uncertain and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management's attention.

A change in marketing strategy and a delay in product approval have created excess perishable inventories. We have significant amounts of bulk cyclosporine active ingredient inventory which we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the United States and Europe However, since we are now distributing Gengraf, a cyclosporine product manufactured by Abbott, in the United States and we have withdrawn SangCya from the United States market, we are dependent on the European market to use this inventory. Although we plan to obtain marketing approval for a cyclosporine capsule in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions of our bulk active ingredient in the future, which could significantly reduce the gross margin reported for that future period.

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

We may not be able to manufacture or obtain sufficient quantities of our products. We have contracted for commercial scale production of cyclosporine bulk material, the active ingredient of cyclosporine, for SangCya Oral Solution (to be sold outside the U.S.) and SangCya cyclosporine capsule ("Sang-2000"), from Gensia Sicor ("Sicor") and Abbott. Sicor is a qualified supplier of cyclosporine bulk material in the SangCya Oral Solution and Sang-2000 regulatory applications. We have applied to qualify Abbott as an alternative cyclosporine raw material supplier, but this supplemental application has not yet been approved outside of the US. We have also contracted with Lilly for the manufacture of SangCya Oral Solution and Sang-2000. We cannot control these suppliers, and they may fail to timely deliver adequate supplies of a sufficiently high quality product, and any such failure may delay product launch, impair our ability to deliver our products on a timely basis, or otherwise impair our competitive position, which would harm our business and results of operations.

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

Failure of the market to adopt our products will harm our business. Whether or not our products receive regulatory approval the market may not accept our products. We cannot guarantee patients, physicians, pharmacists, or third-party payers will accept our products. Accordingly, we cannot guarantee our products and product candidates will obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third-party payers to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products we develop, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of our products relative to alternative therapies, the availability of third-party reimbursement and the extent of our or third party distributor's or agents' marketing efforts. In particular, with respect to SangCya Oral Solution (outside the U.S.) and cyclosporine capsules we cannot guarantee we will be successful in taking significant market share away from Novartis, even if product approval is granted.

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

We cannot guarantee we will be able to manufacture, or that we have manufactured, formulated or commercialized our cyclosporine capsules without infringing patent or other proprietary rights of Novartis or other third parties.

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

We face substantial competition. The drugs we develop compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to Thymoglobulin, SangCya Oral Solution and cyclosporine capsules, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than we do. We cannot guarantee we will be able to compete successfully against Novartis. To date, we have a limited number of contracts with managed care providers and group purchasing organizations. Our future sales will be dependent on our ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and we expect we will face this and other forms of competition. We cannot guarantee that developments by others will not render our products or technologies obsolete or noncompetitive, or that we will be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, our competitors may succeed in commercializing products more rapidly than we can. For example, we believe that the degree of market penetration of a cyclosporine capsule is dependent in part on whether we are the first company to market a bioequivalent formulation of cyclosporine. We believe that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, that would harm our business.

Other treatments for the problems associated with transplantation that our products seek to address are currently available and under development. To the extent these therapeutics or monitoring products address the problems associated with transplantation on which we have focused, they may represent significant competition.

The Transplant Pharmacy may not become a viable distributor. Establishing The Transplant Pharmacy as a viable distributor of pharmaceutical products and services entails a number of risks, including our ability to enter into agreements with transplant centers to utilize The Transplant Pharmacy's services, compliance with state regulations regarding pharmacy licensing and compliance with federal and state laws regulating payments for referrals for health care services. On November 11, 1998, the Office of the Inspector General, or OIG, of the Department of Health & Human Services issued an Advisory Opinion which stated that the placement by a pharmacy of a licensed pharmacist at a hospital transplant center might constitute prohibited remuneration under the anti-kickback statute section of the Social Security Act. This Advisory Opinion was not addressed at us, and the Advisory Opinion only applies to the party to whom it was addressed. We believe the Advisory Opinion does not apply to an operation like The Transplant Pharmacy and our operation does not make prohibited remuneration. We cannot guarantee that the OIG will agree with this analysis, in which case we may reorganizeThe Transplant Pharmacy so that it would no longer include an on-site pharmacist at transplant centers. We cannot guarantee that we will be successful in establishing The Transplant Pharmacy as a viable distributor of pharmaceutical products and services.

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

We depend on collaborative relationships. We have a number of strategic relationships for the development and distribution of our products. In particular, we have entered into a multi- year co-promotion, distribution and research agreement for Gengraf in the U.S. with Abbott. We are dependent upon Abbott for certain regulatory, manufacturing, marketing, and sales activities under the agreement. Abbott may not perform satisfactorily and any such failure may delay regulatory approval, product launch, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We may enter into additional collaborative relationships with corporate and other partners to develop and commercialize certain of our potential products. We cannot assure you that we will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to us on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Patent Litigation

On July 27, 2000, the Company entered into a global settlement agreement with Novartis AG and Novartis Pharmaceuticals Corporation with respect to the patent infringement lawsuits filed against the Company in the US and UK regarding SangCya® Oral Solution, USP [MODIFIED] as well as the counterclaim the Company filed against Novartis Pharmaceuticals Corporation in the US. As part of the settlement, the parties have entered into a global license agreement pursuant to which Novartis shall license United States patent #5,389,382 and its foreign counterparts to the Company and the Company shall pay Novartis a royalty on sales of SangCya Oral Solution. The settlement and license applies only to SangCya Oral Solution and does not apply to cyclosporine capsule products. The Company does not expect the terms of the settlement to have a material financial impact on the Company in the foreseeable future.

Regulatory Litigation

US Regulatory Litigation

Novartis US sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit.

The parties have all filed motions for summary judgment with the Court and are awaiting a final ruling. Because the Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, the Company does not believe that this lawsuit will have any material impact on the Company.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization, ordered Novartis to pay MCA's costs incurred in defending the action, and refused Novartis' request to appeal the decision. The High Court ordered that Novartis did not have to pay SangStat its costs. Novartis has appealed the High Court's decision and the hearing has been scheduled for November 2000. The Court of Appeals could uphold the High Court's ruling, reverse the High Court's ruling, or refer the case to the European Court of Justice. If the Court of Appeals reverses the High Court's ruling, the SangCya Oral Solution marketing authorization would be revoked or suspended until the expiration of the ten year data exclusivity period for Neoral Oral Solution (approximately 2004).

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

Novartis has also indicated that it will seek an injunction to prevent Sang-2000 from being sold in the United Kingdom until final resolution of the judicial review relating to Sang-2000. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to the Sang-2000 marketing authorization absent a reversal of the High Court's decision by the Court of Appeals. If the Court of Appeals reverses the High Court's ruling, the Sang-2000 marketing authorization could not be approved until the expiration of the ten year data exclusivity period for Neoral capsules (approximately 2004).

Italian Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, SangStat implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, SangStat is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. The summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization. It does not acknowledge that the High Court indicated that the MCA could review the Neoral data. SangStat does not know whether or not Novartis Italy has also filed suit against the Italian Health Authorities. Novartis Italy has requested that the initial appearance of the parties before the Milan Tribunal occur November 20, 2000. SangStat does not have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which SangStat may obtain approval based upon a reference to the Neoral dossier, which the Company believes is intended to block Sang-2000 from sale in Italy.

SangStat believes that these lawsuits are without merit and that SangStat will prevail in these matters. Although SangStat is optimistic that these disputes will ultimately be resolved favorably to SangStat, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the UK judicial review, SangStat could be enjoined from selling SangCya Oral Solution and/or Sang-2000 until approximately 2004 in the United Kingdom and other European countries. The litigation, whether or not resolved favorably to the Company, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS - The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Document
27.1	Financial Data Schedule

(b) We filed a Current Report on Form 8-K on May 17, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused This report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Dated: August 14, 2000

By:	/s/ STEPHEN G. DANCE

Stephen G. Dance
Senior Vice President, Finance
(Principal Financial Officer)