Form 10-Q
period 2000-09-30
SANGSTAT MEDICAL CORP
filed 2000-11-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES
Common Stock	18,046,851

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2000
Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                      Sepotember 30, December 31,
                                                          2000          1999
                                                     -------------- ------------
                                                                         (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................... $      16,828  $    16,862
  Short-term investments ...........................         2,789        9,657
  Accounts receivable (net of allowance for doubtful
    accounts of $2,042 in 2000 and $1,469 in 1999)..        18,931       12,782
  Other receivables.................................         1,888        2,906
  Inventories (net of reserves of $2,980 in 2000
    and $3,635 in 1999).............................        36,316       46,270
  Prepaid expenses..................................         3,021        2,306
                                                     -------------- ------------
    Total current assets............................        79,773       90,783

PROPERTY AND EQUIPMENT -- net.......................         7,014        5,574

INTANGIBLE ASSETS (net of accumulated amortization
  of $2,793 in 2000 and $1,749 in 1999).............        11,490       12,534
OTHER ASSETS........................................        14,369        8,406
                                                     -------------- ------------
    TOTAL........................................... $     112,646  $   117,297
                                                     ============== ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................. $      16,374  $    11,851
  Accrued liabilities...............................        13,608        5,511
  Capital lease obligations -- current portion......           424          700
  Deferred revenue -- current portion...............         4,282        4,426
  Notes payable -- current portion..................         9,809        4,304
                                                     -------------- ------------
    Total current liabilities.......................        44,497       26,792
                                                     -------------- ------------

CAPITAL LEASE OBLIGATIONS...........................           511          125
DEFERRED REVENUE....................................         9,631        9,304
NOTES PAYABLE.......................................        39,041       40,067

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 5,000 shares
    authorized; none outstanding....................          --          --
  Common stock. $.001 par value, 25,000 shares
    authorized; outstanding: 2000 - 18,047
    shares; 1999 - 17,354 shares....................       193,365      174,990
  Accumulated deficit...............................      (172,162)    (133,277)
  Accumulated other comprehensive loss..............        (2,237)        (704)
                                                     -------------- ------------
    Total stockholders' equity......................        18,966       41,009
                                                     -------------- ------------
    TOTAL........................................... $     112,646  $   117,297
                                                     ============== ============

(1) Derived from the Company's audited consolidated financial statements at December 31, 1999.

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                       --------------------- ---------------------
                                          2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
REVENUES:
  Net product sales................... $  20,781  $  14,276  $  56,523  $  38,266
  Product recall returns..............        --         --       (722)        --
  Revenue from collaborative
    agreements........................       741        525      1,957      1,448
                                       ---------- ---------- ---------- ----------
     Total revenues...................    21,522     14,801     57,758     39,714
                                       ---------- ---------- ---------- ----------

COSTS AND OPERATING EXPENSES:
  Cost of sales:
    Cost of sales and manufacturing...    10,421      7,944     30,061     21,287
    Product recall reserve............        --         --     11,561         --
  Research and development (including
    product recall reserve of $50
    in the nine months ended
    September 30, 2000................     7,354      3,129     15,349     10,919
  Selling, general and administrative
    (including product recall reserve
    of $375 in the nine months ended
    September 30, 2000................    13,256     10,444     36,950     31,564
  Amortization of intangible assets...       343        347      1,044      1,040
                                       ---------- ---------- ---------- ----------
     Total costs and operating
       expenses.......................    31,374     21,864     94,965     64,810
                                       ---------- ---------- ---------- ----------
     Loss from operations.............    (9,852)    (7,063)   (37,207)   (25,096)

INTEREST INCOME (EXPENSE) - NET.......      (840)      (576)    (1,572)      (943)
                                       ---------- ---------- ---------- ----------
LOSS BEFORE INCOME TAXES..............   (10,692)    (7,639)   (38,779)   (26,039)
INCOME TAX (PROVISION) BENEFIT........      (186)      (114)      (106)       (20)
                                       ---------- ---------- ---------- ----------
NET LOSS.............................. $ (10,878) $  (7,753) $ (38,885) $ (26,059)
                                       ========== ========== ========== ==========
Net loss per share - basic and
  diluted (Note 2).................... $   (0.60) $   (0.45) $   (2.18) $   (1.56)
                                       ========== ========== ========== ==========
Shares used in per share
  computations - basic and diluted....    17,992     17,171     17,857     16,753
                                       ========== ========== ========== ==========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                       --------------------- ---------------------
                                          2000       1999       2000       1999
                                       ---------- ---------- ---------- ----------
Net loss.............................. $ (10,878) $  (7,753) $ (38,885) $ (26,059)
Reversal of unrealized gains and
  (losses) on marketable  securities
  sold during the current period......        --       (591)      (644)       400
Unrealized gains and (losses) on
  marketable securities classified
  as available for sale in the
  current period......................         7        (26)        28        (78)
Foreign currency translation
  adjustments.........................      (638)       543       (917)        74
                                       ---------- ---------- ---------- ----------
   Total comprehensive loss........... $ (11,509) $  (7,827) $ (40,418) $ (25,663)
                                       ========== ========== ========== ==========

See Notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                         2000        1999
                                                     ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $  (38,885) $  (26,059)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...................      2,727       2,993
    Non-cash interest expense.......................      1,108          --
    Loss on disposal of property and equipment......        114         174
    Deferred revenue................................        183      13,441
    Stock compensation expense......................         --          85
    Changes in assets and liabilities:
      Accounts receivable...........................     (6,149)     (2,353)
      Other receivables.............................      1,018         236
      Inventories...................................      9,954     (12,295)
      Prepaid expenses..............................       (715)        454
      Accounts payable..............................      4,523     (11,794)
      Accrued liabilities...........................      8,097       1,931
                                                     ----------- -----------
     Net cash used in operating activities..........    (18,025)    (33,187)
                                                     ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............     (2,672)     (2,546)
  Maturities of short-term investments..............      6,451       9,991
  Purchase of short-term investments................       (199)     (1,375)
  Other assets......................................     (5,281)      1,387
                                                     ----------- -----------
      Net cash provided by (used in)
         investing activities.......................     (1,701)      7,457
                                                     ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock..............................     17,631      14,207
  Note payable borrowings...........................      6,281      28,874
  Note payable repayments...........................     (2,848)     (3,270)
  Repayment of capital lease obligations............       (455)       (379)
                                                     ----------- -----------
      Net cash provided by financing activities.....     20,609      39,432
                                                     ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............       (917)        (74)
                                                     ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................        (34)     13,628
CASH AND CASH EQUIVALENTS, Beginning of period......     16,862      16,286
                                                     ----------- -----------
CASH AND CASH EQUIVALENTS, End of period............ $   16,828  $   29,914
                                                     =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
     net of interest capitalized.................... $      604  $      168
                                                     =========== ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases............ $      565  $       27
                                                     =========== ===========

  Warrants issued in connection with financing...... $      744  $       --
                                                     =========== ===========

  Unrealized loss on investments.................... $     (616) $     (322)
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

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options and convertible notes payable, aggregating 755,901 shares and 938,337 shares as of September 30, 2000 and 1999, respectively, have been excluded from diluted net loss per share, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                   ------------------------ ---------------------
                                       2000         1999       2000       1999
                                   ------------ ----------- ---------- ----------
Net loss (numerator):
 Net loss - basic and diluted..... $   (10,878) $   (7,753) $ (38,885) $ (26,059)
                                   ============ =========== ========== ==========
Shares (denominator):
 Weighted average common shares
  outstanding - basic and diluted.      17,992      17,171     17,857     16,753
                                   ============ =========== ========== ==========
Net loss per share, basic and
  diluted......................... $     (0.60) $    (0.45) $   (2.18) $   (1.56)
                                   ============ =========== ========== ==========

3. Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive loss (in thousands):

                                    September 30,December 31,
                                       2000         1999
                                   ------------ -----------
                                       2000         1999
                                   ------------ -----------
Unrealized gain (loss) on
  investments .................... $        (7) $      609
Accumulated translation
  adjustments ....................      (2,230)     (1,313)
                                   ------------ -----------
    Total......................... $    (2,237) $     (704)
                                   ============ ===========

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                  September 30,  December 31,
                                       2000          1999
                                   ------------ -----------
                                       2000         1999
                                   ------------ -----------
Raw materials..................... $    13,909  $   26,710
Work-in-progress..................      14,293       9,498
Finished goods....................       8,114      10,062
                                   ------------ -----------
    Total......................... $    36,316  $   46,270
                                   ============ ===========

5. Notes Payable

Notes payable consist of (in thousands):

                                                 Sepotember 30, December 31,
                                                     2000          1999
                                                -------------  ------------
                                                     2000          1999
                                                -------------  ------------
Note payable to Aventis........................ $     16,500   $    18,000
Discount on note payable to Aventis............       (2,004)       (2,989)
Note payable to Abbott Laboratories............       16,000        16,000
Convertible note...............................        9,670         9,609
Other debt.....................................        8,684         3,751
                                                -------------  ------------
    Total......................................       48,850        44,371
Less current portion...........................       (9,809)       (4,304)
                                                -------------  ------------
Long-term...................................... $     39,041   $    40,067
                                                =============  ============

On April 21, 2000 the Company signed an agreement with Finova Capital Corporation to provide a line of credit of up to $30 million. The agreement lasts for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate (9.5% at September 30, 2000) and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory, as defined in the agreement. Under the terms of the agreement, the Company is required to maintain a loan balance of at least $5 million. As security for the line of credit, the Company has granted Finova a first priority security interest in certain of its tangible and intangible assets and has pledged the stock of its two French subsidiaries, Imtix-SangStat SAS and SangStat Atlantique SA. In addition, the Company is required to meet certain financial covenants. At September 30, 2000 the Company had drawn down $5.0 million under the line of credit and had set aside a corresponding compensating balance which is included in Other Assets on the accompanying Condensed Consolidated Balance Sheet. In connection with this financing, the Company issued 50,000 warrants at an exercise price of $23.438 per share. These warrants have been valued using the Black-Scholes pricing model with the following weighted average assumptions: expected life, five years; stock volatility, 72%; risk free interest rate, 6.0%; and no dividend payments during the expected term. The calculated value of the warrants of $744,000, plus additional financing fees of $750,000, have been included in Other Assets and are being amortized over the three year life of the loan agreement.

6. Issuance of Common Stock

On February 15, 2000, the Company completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25 per share, the closing price of the stock on February 14, 2000, for aggregate cash proceeds of $15,000,006.

7. Co-promotion, Distribution and Research Agreement with Abbott Laboratories Inc.

In May 1999, the Company and Abbott Laboratories ("Abbott") signed a multi-year co-promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. The Company is the exclusive distributor for the products and shares marketing, promotional and development expenses as well as the profits from the co-promotion of the products with Abbott. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million, including $1.9 million received in January 2000 and $5.0 million received in May 2000, and a long-term loan of $16 million to the Company received during 1999. Also, in January 2000, the Company made a milestone payment of $4.0 million to Abbott. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000 SangStat and Abbott launched the cyclosporine capsule developed by Abbott under the brand name Gengraf®. In connection with the equity investment, Abbott and SangStat entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement.

8. Co-Development, Supply and License Agreement with Abgenix, Inc.

On August 8, 2000, the Company entered into a global co-development, supply and license agreement with Abgenix, Inc., for ABX-CBL, an antibody developed by Abgenix. SangStat will have an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti-CD 147 monoclonal antibody for the treatment of steroid resistant graft versus host disease (GVHD) and is currently in a multicenter, randomized, and controlled PhaseII/III study. Development costs will be shared equally, as would any potential profits from the sales of collaboration products. SangStat and Abgenix will share responsibility for product development, including the ongoing Phase II / III clinical trial. SangStat will market any potential products and Abgenix will be responsible for manufacturing ABX-CBL. SangStat also has the right, subject to the terms and conditions of the Agreement, to commercialize other anti-CD147 antibodies developed by Abgenix.

Under the terms of the agreement, SangStat made an initial license fee payment of $1 million to Abgenix. Two additional milestone payments of $1 million are due to Abgenix under the terms of the agreement contingent on achievement of certain milestones. The license fee payment and the milestone payments, if any are paid to Abgenix, will be non-refundable and non-creditable against any future obligations under this agreement.

If ABX-CBL receives regulatory approval and is launched, SangStat shall reimburse Abgenix for one half of its development expenses incurred prior to January 1, 2000 up to a maximum reimbursement by SangStat of $6.1 million provided that SangStat shall have no obligation to reimburse Abgenix until the first anniversary of the launch of ABX-CBL and the timing of reimbursement varies depending on the amount of Net Sales of ABX-CBL. SangStat has also agreed to reimburse Abgenix ABX-CBL for the development costs from January 1, 2000 to the Effective Date, with SangStat's share being approximately $2.4 million. SangStat must reimburse Abgenix for this amount over a two-year period commencing with a $1 million payment, which has already been paid, and two equal payments of the remaining amount payable by the end of June 2001 and 2002. The license fee and the initial reimbursement of development expenses are recorded as research and development expenses during this quarter.

9. Business Segment Data

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

Business segment data consists of (in thousands):

                        Three
                       Months
                        ended      Transplantation   Transplantation
                    September 30,      Products          Services        Total
                    ------------- ----------------- ----------------- ----------
Net revenues            2000      $         16,894  $          4,628  $  21,522
                        1999                11,116             3,685     14,801

Interest income         2000                  (840)               --       (840)
  (expense) - net       1999                  (576)               --       (576)

Depreciation and        2000                   906                28        934
 amortization           1999                   662                34        696

Segment loss            2000               (10,366)             (512)   (10,878)
                        1999                (7,252)             (501)    (7,753)

                        Nine
                       Months
                        ended      Transplantation   Transplantation
                    September 30,      Products          Services        Total
                    ------------- ----------------- ----------------- ----------
Net revenues            2000      $         44,683  $         13,075  $  57,758
                        1999                29,699            10,015     39,714

Interest income         2000                (1,572)               --     (1,572)
  (expense) - net       1999                  (943)               --       (943)

Depreciation and        2000                 2,631                96      2,727
 amortization           1999                 2,898                95      2,993

Segment loss            2000               (37,296)           (1,589)   (38,885)
                        1999               (24,662)           (1,397)   (26,059)

Segment assets          2000               107,258             5,388    112,646
                        1999               119,926             4,746    124,672

10. Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin

No. 101, Revenue Recognition in Financial Statements. This bulletin will be effective in the fourth quarter of the Company's fiscal year ending December 31, 2000. Management is in the process of determining the impact, if any, that this bulletin will have on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2001. Management is in the process of determining the impact, if any, that adoption of this statement will have on its consolidated financial statements.

11. Recall of SangCya Oral Solution

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

The Company included in its financial results for the quarter ended June 30, 2000 , reserves to cover the expected losses resulting from the recall. These reserves, which are reported in the Condensed Consolidated Statements of Operations under revenues, cost of sales, research and development expenses and selling, general and administrative expenses, include $722,000 for sales returns expected from customers, $11,561,000 for the write-off of all SangCya and CycloTech finished goods and components and a partial write-down of bulk cyclosporine inventories, and $425,000 for costs to terminate ongoing marketing and clinical programs, and to administer the recall. The inventory reserves are non-cash in nature since the inventories in question have already been paid for.

12. Litigation

Novartis Patent Litigation

Novartis vs. SangStat

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

Novartis vs. Abbott

Novartis has sued Abbott claiming that Gengraf® (cyclosporine capsule, USP, MODIFIED), infringes certain Novartis patents. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the United States, but to date they have not moved for a preliminary injunction. The trial date has been set for October 1, 2001. The discovery schedule is still before the court pending resolution of differences between the parties' proposals. Abbott has informed us that it does not believe it infringes the Novartis patents. We have not been named a defendant in this lawsuit, and under our agreement with Abbott, Abbott is obligated to indemnify us against such suits. The course of litigation is inherently uncertain, however; Novartis may choose to name us in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to our interests. Should we be named in this suit, we may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market.

Novartis Regulatory Litigation

US Regulatory Litigation

Novartis US sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. We intervened in this lawsuit. The parties have all filed motions for summary judgment with the Court and are awaiting a final ruling. Because we permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, we do not believe that this lawsuit will have any material impact on SangStat.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court's decision and the hearing was held before the Court of Appeals on November 13 and 14, 2000. The Court of Appeals has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice ("ECJ"). It is estimated that the hearing before the ECJ would be scheduled approximately eighteen months following the referral and a decision of these matters of law would issue approximately six months thereafter. Following such ECJ ruling, the parties would go back to the Court of Appeals who would rule on the facts of this case based upon the decision of the ECJ relating to the questions of law.

UK Regulatory Litigation - Cyclosporine Capsules

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for a cyclosporine capsule product, and in return, we agreed that we would not launch or commence mutual recognition procedures in relation to the cyclosporine capsule marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which we notify Novartis' solicitors of capsule approval. The parties had agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution. We assume that this stay will remain in place pending the ECJ ruling on the questions of law.

We assume that Novartis will seek a judicial review hearing with respect to our cyclosporine capsule marketing authorization within this 28-day period to rescind it or to obtain a preliminary injunction to prevent sale of our cyclosporine capsule until final resolution of the matter. We believe that if Novartis seeks a judicial review, it will be stayed until final resolution of the judicial review of the SangCya Oral Solution marketing authorization.

Novartis has also indicated that it will seek an injunction to prevent our cyclosporine capsule from being sold in the United Kingdom until final resolution of the judicial review relating to our cyclosporine capsule. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, we believe that it is unlikely that a court would grant Novartis a preliminary injunction with respect to our cyclosporine capsule marketing authorization absent a reversal of the High Court's decision by the Court of Appeals. If the Court of Appeals reverses the High Court's ruling following the ECJ's decisions on questions of law, either the MCA could still approve our cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data or the MCA could decide not to approve our cyclosporine capsule marketing authorization until the expiration of the ten year data exclusivity period for Neoral capsules (approximately 2004).

Italian Regulatory/Trade Secret Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, we implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, we are responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. While the summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. To the best of our knowledge, Novartis Italy has not filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal is currently scheduled for late January 2001. We do not yet have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which we may obtain approval based upon a reference to the Neoral dossier, which the Company believes is intended to block our cyclosporine capsule from sale in Italy. We believe that resolution of this matter will depend on the resolution of the UK regulatory litigation, since the MCA's action are the basis for the Italian lawsuit.

Breach of Contract Suit

In August 2000, two affiliated suppliers sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract because we ordered lower quantities than were anticipated by the agreements. They claim that the quantities set forth in the agreements were fixed orders; we believe that they were forecasts only. We believe that the agreements provide that if we purchased less than the forecast amounts, we would pay a penalty equal to a percentage of the difference between the amount ordered and the amount forecast. The supplies claim this provision only applied during the first year of the agreement. The suppliers are asking for damages of 37 million French Francs (approximately $5 million) for lost profits and reimbursement of capital expenditures. Under our interpretation, we would owe them 2.2 million French Francs (approximately $300,000) this year and 1.6 million French Francs (approximately $200,000) in 2001, presuming no further orders are placed with these suppliers. The claim was filed under a "Fast Track" provision in the Lyon Commercial Courts and a hearing on the merits is scheduled for the end of December 2000. If the plaintiffs were to prevail, the court would appoint an expert to assess the exact amount of damages suffered by the plaintiffs.

Summary

Although we are optimistic that these disputes will ultimately be resolved favorably to us, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. With respect to the Novartis Litigation, Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the UK judicial review, SangStat could be required to do additional clinical work on SangCya Oral Solution or our cyclosporine capsule, or be enjoined from selling SangCya Oral Solution and, more importantly, our cyclosporine capsule product until Neoral's data exclusivity expires in approximately 2004 in the United Kingdom and other European countries. If Novartis prevails in the patent litigation against Abbott, Abbott could be enjoined from selling Gengraf in the United States, which would prevent SangStat from selling this product as well.

The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

13. Subsequent Events

On October 16, 2000, the Company announced its decision to sell The Transplant Pharmacy, the business comprising its transplantation services segment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) the effects of the SangCya Oral Solution recall on future revenues; (ii) expected results of ongoing litigation and expected litigation expenses; (iii) the conversion of our European subsidiaries to the Euro; (iv) our product development and collaborative efforts including a target date for approval of a cyclosporine capsule in the United Kingdom; (v) the results of our settlement agreements and litigation with Novartis; and (vi) our future revenue and expenses, including our expectations regarding liquidity.

There can be no assurance that our forecast of the effects of our SangCya recall on our revenue will be accurate, that our ongoing litigation will be resolved as anticipated or that its costs will not exceed our current expectations, that the conversion of our European subsidiaries to the use of the Euro will be completed within the expected timeframe, that our cyclosporine capsule will not encounter unforeseen delays in its approval, or that our forecasts of revenue, expenses or liquidity will be accurate. We may encounter unforeseen expenses related to the SangCya recall. Our litigation may not be resolved in our favor or within budget. Our subsidiaries' conversion to the Euro may be more costly or time consuming than anticipated. Our cyclosporine capsule may encounter delays in its approval, or it may not be approved at all. We may be forced to incur greater expenses than anticipated, particularly relating to our planned restructuring, our anticipated revenues for our products and services and results of operations may fall short of expectations, which may require us to seek additional funding on unfavorable terms. These and other risks are discussed below in the section entitled "Risk Factors."

Results of Operations - Three and Nine Months Ended September 30, 2000 and 1999

SangStat is a global biotechnology company building on its foundation in transplantation to discover, develop and market high value therapeutic products in the transplantation, immunology and hematology/oncology areas. Since 1988, SangStat has been dedicated to improving the outcome of organ and bone marrow transplantation through the development and marketing of products to address all phases of transplantation in the worldwide market. SangStat's US headquarters are in Fremont California. SangStat also maintains a strong European presence, including direct sales and marketing forces in France, Germany, Italy, Spain, and the U.K., and distributors throughout the rest of the world.

Our business is currently organized into two segments: Transplantation Products and Transplantation Services. The Transplantation Products segment consists of five marketed products, three principal product candidates and additional product candidates in various stages of research and development. The Transplantation Services segment consists of the Transplant Pharmacy® , which provides mail order distribution of drugs and transplant patient management services, and Transplant Rx.com™, the first online pharmacy dedicated to organ transplantation.

During the first nine months of fiscal 2000, we continued to market and sell our lead product, Thymoglobulin, launched Gengraf, a cyclosporine capsule product that is distributed by SangStat under a co-promotion agreement with Abbott Laboratories, and conducted clinical studies on Thymoglobulin and other products. We also initiated the recall of our SangCya Oral Solution product in the United States following the discovery of some clinical data that indicated a lack of bioequivalence versus Neoral when taken with apple juice.

Total revenues. Total revenues consist of net sales of transplantation products and transplantation services. Total revenues were $21,522,000 for the quarter ended September 30, 2000, an increase of $6,721,000 or 45% over total revenues of $14,801,000 for the quarter ended September 30, 1999. Total revenues were $57,758,000 for the nine months ended September 30, 2000, an increase of $18,044,000 or 45% over total revenues of $39,714,000 for the nine months ended September 30, 1999.

Net sales of transplantation products for the quarter ended September 30, 2000 were $16,894,000, an increase of $5,778,000 or 52% over net sales of $11,116,000 for the quarter ended September 30, 1999. Net sales of transplantation products for the nine months ended September 30, 2000 were $44,683,000, an increase of $14,984,000 or 50% over net sales of $29,699,000 for the nine months ended September 30, 1999. The increases for both the three and nine month periods were due primarily to sales of Gengraf, which was launched in the US in May 2000, and increased sales of Thymoglobulin in the United States. Sales of transplantation products in Europe for the nine months ended September 30, 2000 were slightly lower than sales for the nine months ended September 30, 1999. Although sales measured in local currencies increased compared to the corresponding prior period, the increase was more than offset by the effect of the fall in the value of European currencies versus the US dollar during the past year.

On June 29, 2000, the Company in discussions with the FDA, which began on June 24, 2000, concluded that a recall of SangCya from the United States market would be required. Following further discussions with the FDA as to the type of recall and mechanism for conducting it, we announced this decision on July 10, 2000. As a result, net sales for the nine months ended September 30, 2000 have been reduced by a provision of $722,000 to cover anticipated returns of SangCya Oral Solution from customers following the product recall.

Net sales of transplantation services for the quarter ended September 30, 2000 were $4,628,000, an increase of $943,000 or 26% over net sales of $3,685,000 for the quarter ended September 30, 1999. Net sales of transplantation services for the nine months ended September 30, 2000 were $13,075,000, an increase of $3,060,000 or 31% over sales of $10,015,000 for the nine months ended September 30, 1999. The increases in net sales for both the quarter and nine months ended September 30, 2000 were due primarily to an increase in the number of patients serviced by The Transplant Pharmacy. Net sales of transplantation services for all periods consisted entirely of drug sales to patients. On October 16, 2000, we announced that we would be selling The Transplant Pharmacy.

Cost of product sales. Total cost of product sales consist of cost of sales and manufacturing expenses of transplantation products and transplantation services, and a product recall reserve. Total cost of product sales were $10,421,000 for the quarter ended September 30, 2000, an increase of $2,477,000 or 31% over cost of product sales of $7,944,000 for the quarter ended September 30, 1999. Total cost of product sales for the nine months ended September 30, 2000 were $41,622,000, an increase of $20,335,000 or 96% over total cost of product sales of $21,287,000 for the nine months ended September 30, 1999.

Cost of sales for transplantation products were $6,317,000 for the quarter ended September 30, 2000, an increase of $1,609,000 or 34% over cost of sales of $4,708,000 for the quarter ended September 30, 1999. Cost of sales for transplantation products were $30,117,000 for the nine months ended September 30, 2000, an increase of $17,620,000 or 141% over cost of sales of $12,497,000 for the nine months ended September 30, 1999. The increase for the three months ended September 30, 2000 was primarily due to the overall increase in sales and the higher cost of Gengraf compared to our other products. The increases in the nine months ended September 30, 2000 were primarily due to the establishment of inventory reserves related to the US recall of SangCya Oral Solution. These reserves, which totaled $11,561,000, include a 100 percent reserve for all SangCya and CycloTech finished goods and components, as well as a partial reserve against our bulk cyclosporine inventories. The remainder of the increase in cost of sales for the nine months ended September 30, 2000 were due to the overall increase in sales and the higher cost of Gengraf compared to our other products.

Cost of sales for transplantation services for the quarter ended September 30, 2000 were $4,104,000, an increase of $868,000 or 27% over cost of sales of $3,236,000 for the quarter ended September 30, 1999. Cost of sales for transplantation services for the nine months ended September 30, 2000 were $11,505,000, an increase of $2,715,000 or 31% over cost of sales of $8,790,000 for the nine months ended September 30, 1999. The increases in cost of sales for both the quarter and nine months were due to the increase in sales of The Transplant Pharmacy. Cost of sales of transplantation services for all periods consisted entirely of the cost of drugs purchased from wholesalers and sold to patients.

Research and development. Research and development expenses for the quarter ended September 30, 2000 were $7,354,000, an increase of $4,225,000 or 135% over expenses of $3,129,000 for the quarter ended September 30, 1999. Research and development expenses for the nine months ended September 30, 2000 were $15,349,000, an increase of $4,430,000 or 41% over research and development expenses of $10,919,000 for the nine months ended September 30, 1999. The increase in spending on research and development in the third quarter and nine months ended September 30, 2000 compared to the prior periods mainly relates to the charges for milestones and reimbursement of development costs for the ABX- CBL agreement totaling $3.9 million, clinical trials to pursue label expansion of Thymoglobulin and continued pre-clinical work on RDP58, a product in development that inhibits synthesis of TNF-alpha. Expenses for the nine months ended September 30, 2000 include a reserve of $50,000 to cover the expected cost of terminating SangCya clinical trials following the recently announced product recall. We expect research and development expenses to increase in future quarters as a result of the Co-Development, Supply and License Agreement with Abgenix for ABX-CBL (see note 8 to the condensed consolidated financial statements).

Selling, general and administrative. Selling, general and administrative expenses for the quarter ended September 30, 2000 were $13,256,000, an increase of $2,812,000 or 27% over expenses of $10,444,000 for the quarter ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $36,950,000, an increase of $5,386,000 or 17% over selling, general and administrative expenses of $31,564,000 for the nine months ended September 30, 1999. The increases in expenses for the third quarter and nine months ended September 30, 2000 relates to the Gengraf launch sales and marketing expenses, SangStat's share of Phase IV Gengraf study expenses and higher legal expenses associated with the Novartis lawsuit. Expenses for the nine months ended September 30, 2000 include a reserve of $375,000 to cover the expected cost of managing the product recall of SangCya and terminating ongoing marketing programs.

Interest income (expense) - net. Interest income (expense) - net for the quarter ended September 30, 2000 was an expense of $840,000, an increase of $264,000 or 46% over expenses of $576,000 for the quarter ended September 30, 1999. Interest income (expense) - net for the nine months ended September 30, 2000 was an expense of $1,572,000, an increase of $629,000 or 67% compared to an expense of $943,000 for the nine months ended September 30, 1999. The increase in expense in the first nine months of 2000 reflected additional interest expense on the note payable to Abbott Laboratories, the loan with Finova and the convertible note.

Income taxes. For the nine months ended September 30, 2000, we recorded a tax provision of $106,000 for European income taxes based upon the results of our European affiliates for the nine months of 2000. For the nine months ended September 30, 1999, we recorded a tax provision of $20,000 based on the results of our European affiliates for the nine months of fiscal 1999.

Net loss. Net loss consists of net loss of transplantation products and transplantation services. Net loss for the quarter ended September 30, 2000 was $10,878,000, an increase of $3,125,000 or 40% over the net loss of $7,753,000 for the quarter ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $38,885,000, an increase of $12,826,000 or 49% compared to net loss of $26,059,000 for the nine months ended September 30, 1999. The net loss for the quarter ended September 30, 2000 includes a license fee payment and SangStat's share of prior development costs incurred by Abgenix. Excluding the impact of charges associated with the Abgenix agreement, third quarter net loss was $7,014,000 a decrease of $739,000 or a 10% improvement over the net loss for the quarter ended September 30, 1999. In addition to the costs and expenses associated with the Abgenix agreement, the net loss for the nine months ended September 30, 2000, includes product recall reserves aggregating $12,708,000. Without these product recall reserves and ABX-CBL related costs, the net loss for the nine months ended September 30, 2000 would have been $22,313,000, a decrease of $3,726,000 or a 14% improvement over the net loss for the nine months ended September 30, 1999.

Net loss for transplantation products for the quarter ended September 30, 2000 was $10,366,000, an increase of $3,114,000 or 43% over the net loss of $7,252,000 for the quarter ended September 30, 1999. Net loss for transplantation products for the nine months ended September 30, 2000 was $37,296,000, an increase of $12,634,000 or 51% over the net loss of $24,662,000 for the nine months ended September 30, 1999. The increase in net loss for the quarter ended September 30, 2000 mainly relates to the charges related to the Abgenix agreement. The net loss for the nine months ended September 30, 2000 also includes the product recall reserves of $12,708,000.

Net loss for transplantation services for the quarter ended September 30, 2000 was $512,000, an increase of $11,000 or 2% compared to the net loss of $501,000 for the quarter ended September 30, 1999. Net loss for transplantation services for the nine months ended September 30, 2000 was $1,589,000, an increase of $192,000 or 14% over the net loss of $1,397,000 for the nine months ended September 30, 1999. The increase in net loss was due primarily to an increase in selling, general and administrative expenses, partially offset by the increase in sales, net of related cost of sales, of The Transplant Pharmacy.

Liquidity and Capital Resources

During the first nine months of 2000 and 1999, the net cash used in operating activities was approximately $18,025,000 and $33,187,000, respectively. The decrease in net cash used in operating activities in the first nine months of fiscal 2000 was substantially due to a reduction in net inventories and increases in accounts payable and accrued liabilities, partially offset by an increase in net loss. The reduction in inventories is primarily due to provisions of $11,561,000 relating to the product recall, which resulted in a corresponding increase in net loss for the period. As of September 30, 2000, we had cash, cash equivalents and short-term investments of $19,617,000 and total assets of $112,646,000.

Net cash used in investing activities for the nine months ended September 30, 2000 was $1,701,000 as compared to cash provided of $7,457,000 for the same period in 1999. Net cash used in 2000 is primarily due to an increase in other assets reflecting $5,000,000 cash used as collateral for the note payable to Finova Capital ("Finova"), and the purchase of property and equipment. In 1999, cash was provided by maturing short-term investments and a reduction in other assets, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $20,609,000, compared to net cash provided of $39,432,000 for the same period in 1999. In February 2000, we completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25 per share, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,006. We used the proceeds of private placement for the working capital requirements. In addition, our borrowings under notes payable increased by $6,281,000, primarily with Finova, partially offset by payments on existing notes. For the nine months ended September 30, 1999, net cash provided by financing activities came primarily from the issuance of a $10.0 million convertible note, a $16.0 million loan from Abbott Laboratories ("Abbott") and the sale of common stock, mainly to Abbott.

In May 1999, we and Abbott Laboratories ("Abbott") signed a multi-year co- promotion, distribution and research agreement for SangCya and cyclosporine capsules in the United States. We are the exclusive distributor for the products and shares marketing, promotional and development expenses as well as the profits from the co-promotion of the products with Abbott. The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million, including $1.9 million received in January 2000 and $5.0 million received in May 2000, and a long-term loan of $16 million to us received during 1999. Also, in January 2000, we made a milestone payment of $4.0 million to Abbott. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000 we and Abbott launched the cyclosporine capsule developed by Abbott under the brand name Gengraf. In connection with the equity investment, we and Abbott entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated our existing Supply Agreement.

On June 29, 2000, we in discussions with the FDA, which began on June 24, 2000, concluded that a recall of SangCya from the United States market would be required. Following further discussions with the FDA as to the type of recall and mechanism for conducting it, this decision was announced on July 10, 2000. The recall was a Class II recall and was limited to the wholesale level and not extended to the pharmacy or the patient. A study in healthy volunteers had found that when SangCya Oral Solution is mixed with apple juice as recommended in its labeling it is not bioequivalent to Neoral® oral solution. We also announced at the same time our decision to voluntarily withdraw SangCya Oral Solution from the U.S. market. We have recorded one time charges aggregating $12.7 million to cover the financial effect of the recall. On going forward basis, we do not expect the loss of SangCya revenues in the U.S. to have a material effect on future earnings and cash flow.

On July 27, 2000, we entered into a global settlement agreement with Novartis AG and Novartis Pharmaceuticals Corporation with respect to the patent infringement lawsuits filed against us in the US and UK regarding SangCya® Oral Solution, USP [MODIFIED] as well as the counterclaim we filed against Novartis Pharmaceuticals Corporation in the US. As part of the settlement, the parties have entered into a global license agreement pursuant to which Novartis shall license United States patent #5,389,382 and its foreign counterparts to us and we will pay Novartis a royalty on sales of SangCya Oral Solution. We do not expect the terms of the settlement to have a material financial impact in the foreseeable future.

On August 8, 2000, we announced that we entered into a global co-development, supply and license agreement with Abgenix, Inc. for ABX-CBL, an antibody developed by Abgenix. We will have an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti-CD147 monoclonal antibody for the treatment of steroid resistant graft versus host disease (GVHD) and is currently in a multicenter, randomized, and controlled Phase II/III study. We made an initial license fee payment of $1 million and an additional milestone payment to Abgenix of $1 millon. Development costs will be shared equally, as would any potential profits from future sales of collaboration products. We and Abgenix will share responsibility for product development, including the ongoing trial. Abgenix will be responsible for manufacturing ABX-CBL. We also have the right, subject to the terms and conditions of the Agreement, to commercialize other anti-CD147 antibodies developed by Abgenix.

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

On October 16,2000 SangStat announced plans to sell the Transplant Pharmacy and reduce operating expenses, including the termination of clinical development programs for SangCya Oral Solution, Cyclotech and diagnostic or monitoring products. With these plans in place, management is of the opinion that SangStat has sufficient funds to continue operations for at least the next twelve months.

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

We further expect that use of the Euro may affect our foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in our ability to be Euro-compliant could have an adverse impact on our results of operations or financial position.

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of September 30, 2000, our accumulated deficit was $172,162,000. Our operating expenses have increased from approximately $31.0 million to $60.9 million to $89.9 million over the three year period ended December 31, 1999, and were approximately $95.0 million for the nine months ended September 30, 2000. Total revenues increased from approximately $4.5 million to $19.7 million to $58.2 million, and were approximately $57.8 million for the nine months ended September 30, 2000, while losses from operations increased from approximately $26.5 million to $41.3 million and decreased to $31.7 million over the three year period ended December 31, 1999, and were approximately $38.9 million for the nine months ended September 30, 2000. We cannot guarantee that we will ever achieve significant revenues from product sales or that we will achieve profitable operations. To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and Gengraf®.

We may need to raise additional funds within the next 12 months. Within the next twelve months, we may need to raise additional funds through financings and collaborative research and development arrangements with corporate partners. We may not be able to raise funds on favorable terms, if at all, and our discussions with potential collaborative partners may not result in any agreements. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would not otherwise relinquish. To raise funds, we may also be required to sell shares of our common stock, which may be at prices below the price at which you may have purchased shares. Such sales would also constitute a dilution of your percent ownership of SangStat.

Our future growth depends on sales of key products. We expect to derive most of our future revenues from sales of Gengraf and Thymoglobulin. We have limited experience selling our products. Our sales of Thymoglobulin began in the U.S. in February 1999. We began distributing Gengraf in May 2000. We are marketing Gengraf in the United States under a co-promotion agreement with Abbott Laboratories ("Abbott"). We cannot guarantee that Abbott will be able to effectively market Gengraf pursuant to the agreement, and its failure to do so may impact sales of these products.

Any factor adversely affecting the regulatory approval of our cyclosporine capsule product or sale of Gengraf or Thymoglobulin, individually or together, would harm our business and results of operations. Sales of these products could be adversely affected by the following:

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

In particular, with respect to Gengraf, sales may be affected by the following:

    perceptions of both patients and physicians regarding use of a generic version of a critical, life-saving therapeutic other generic competitors such as Eon Laboratories, which has a generic cyclosporine capsule the recall of SangCya Oral Solution
    intense competitive pressure from Novartis as well as the Novartis litigation.

Failure of sales to meet forecasts may also cause excessive inventory build- up, which, if not sold prior to lot expiration, may be required to be taken as a charge against earnings.

Our recent recall of SangCya Oral Solution in the U.S. could result in an FDA investigation and negative marketing by our competitors. We recalled all lots of SangCya Oral Solution from the US wholesalers in July 2000 and at the same time announced its withdrawal from the U.S. market. In addition to anticipated SangCya Oral Solution revenues being lost, the FDA may conduct an investigation into the circumstances that led to the SangCya recall. Responding to an FDA investigation could be costly, time consuming, and may distract senior management from other tasks. Negative marketing may reduce sales of Gengraf or Thymoglobulin as competitors attempt to use the recall in marketing against us and our products. The FDA or other regulatory authorities may review our future drug approval applications more carefully, which may result in slower approval times. If approvals are delayed, revenues from these products would also be delayed.

Our business exposes us to the risk of product liability claims for which we may not be adequately insured. We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects during research, clinical development or commercial use. We cannot guarantee we will avoid significant product liability exposure. Our product liability insurance coverage is currently limited to $10 million, which may not be adequate to cover potential liability exposures. Moreover, we cannot assure you adequate insurance coverage will be available at acceptable cost, if at all, or that a product liability claim would not harm our results of operations.

Our litigation with Novartis may be resolved adversely and will be a drain on time and resources. While we have settled the patent litigation with Novartis regarding SangCya Oral Solution, we are involved in litigation with Novartis in the U.S. and the U.K., which could potentially harm sales of SangCya Oral Solution and our cyclosporine capsule product candidates in Europe. See "Part II, Item 1 - Legal Proceedings." The course of litigation is inherently uncertain and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management's attention.

Novartis' patent lawsuit against Abbott with respect to Gengraf may be resolved adversely. Novartis has sued Abbott claiming that Gengraf, infringes certain Novartis patents. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the United States. Abbott has informed us that it does not believe it infringes the Novartis patents. We have not been named a defendant in this lawsuit, and under our agreement with Abbott, Abbott is obligated to indemnify us against such suits. The course of litigation is inherently uncertain, however; Novartis may choose to name us in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to our interests. Should we be named in this suit, we may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market. If we or Abbott were forced to remove Gengraf from the market prior to the expiration of our co-promotion agreement with Abbott (December 31, 2004), our revenues would be materially adversely affected.

A change in marketing strategy and a delay in product approval have created excess perishable inventories. We have significant amounts of bulk cyclosporine active ingredient inventory that we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the United States and Europe. However, since we are now distributing Gengraf in the United States and we have withdrawn SangCya from the United States market, we are dependent on the European market to use this inventory. Although we plan to obtain marketing approval for a cyclosporine capsule product in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. We currently expect approval of a cyclosporine capsule product in the UK in 2002. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions of our bulk active ingredient in the future, which could significantly reduce the gross margin reported for that future period.

Operation of The Transplant Pharmacy may suffer while we are selling the business. On October 16, 2000, we announced that we would be selling The Transplant Pharmacy, our mail order pharmacy business ("TTP"). TTP has less than 35 employees. We have put a retention program in place to encourage employees to stay while we are selling the division. If we cannot successfully retain employees, it will be very difficult to replace employees and we may have to use temporary employees. Loss of employees or use of temporary employees could adversely affect operations of TTP. If TTP operations are disrupted, it could result in lower revenues, higher accounts receivables, and if the this happens, it could result in a lower sale price for TTP or an inability to sell TTP.

We may not be able to manufacture or obtain sufficient quantities of our products. Thymoglobulin is difficult to manufacture and there can be no assurance that we will be able to manufacture commercial quantities at an economical cost. We acquired the IMTIX division of Aventis in 1998, including certain manufacturing capabilities with respect to Thymoglobulin. From time to time prior to the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin for commercial sale. We still rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization. We cannot guarantee that Aventis will continue to effectively and continuously provide us these critical manufacturing services. We cannot guarantee we will not experience manufacturing difficulties with respect to Thymoglobulin in the future which may impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business.

If we do not develop and market new products, our business will be harmed. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, manufacture, introduce and market products and product candidates. We cannot guarantee that we will successfully do this. Our product candidates will require extensive development and testing, as well as regulatory approval prior to commercialization. Our cyclosporine capsule product candidate in Europe has been delayed and we do not anticipate having approval of a cyclosporine capsule product in Europe until 2002. In addition, cost overruns and product approval delays could occur due to the following:

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

We rely on third parties for manufacturing. We generally rely on third parties to manufacture compounds (other than Thymoglobulin and Lymphoglobuline) for commercial sales and clinical trials. We have contracted for commercial scale production of cyclosporine bulk material, the active ingredient of cyclosporine, for SangCya Oral Solution (to be sold outside the U.S.) and our cyclosporine capsule product candidates from Gensia Sicor and Abbott. We have also contracted with Eli Lilly and Company for the manufacture of SangCya Oral Solution and our cyclosporine capsule product candidates. We cannot control these suppliers, and they may fail to timely deliver adequate supplies of a sufficiently high quality product, and any such failure may delay product launch, impair our ability to deliver our products on a timely basis, or otherwise impair our competitive position, which would harm our business and results of operations.

We cannot guarantee manufacturers will meet FDA standards governing Good Manufacturing Practices ("GMP") or other regulatory guidelines, that any Biologics License Applications, or BLA, required for manufacturing will be filed, reviewed and approved, or that any third-party manufacturer will pass a pre-approval inspection. We cannot guarantee we will be able to enter into additional commercial scale manufacturing contracts or that any other third- party arrangements can be established on a timely or commercially reasonable basis, or at all. We will depend on all such third parties to perform their obligations effectively and on a timely basis. We cannot guarantee that such parties will perform and any failures by third parties may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position, which could harm our business. In addition, the manufacturing of drug candidates involves a number of technical steps and requires meeting stringent quality control specifications imposed by regulatory authorities and by us. Additionally, such products can only be manufactured in facilities approved by the applicable regulatory authorities. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture their products at one or more of their facilities. For certain of our potential products, we will need to develop our production technologies further for use on a larger scale in order to conduct human clinical trials and produce such products for commercial scale at an acceptable cost.

Failure of the market to adopt our products will harm our business. Whether or not our products receive regulatory approval, the market may not accept them. We cannot guarantee patients, physicians, pharmacists, or third- party payers will accept our products. Accordingly, we cannot guarantee our products and product candidates will obtain significant market share. Factors that may affect the willingness of patients, physicians, pharmacists and third- party payers to convert to SangStat products, if approved, include price, perception of bioequivalence, perceived clinical benefits and risks, ease of use, other product features and brand loyalty. In addition, other factors may limit the market acceptance of products we develop, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies, the price of our products relative to alternative therapies, the availability of third-party reimbursement and the extent of our or third party distributor's or agents' marketing efforts. In particular, with respect to SangCya Oral Solution (outside the U.S.) and our cyclosporine capsule product candidates, we cannot guarantee we will be successful in taking significant market share away from Novartis, even if product approval is granted.

We may have a charge against earnings if we lose a breach of contract lawsuit. In August 2000, two affiliated suppliers sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract because we ordered lower quantities than were anticipated by the agreements. The suppliers are asking for damages of $5 million for lost profits and reimbursement of capital expenditures. See "Part II, Item 1 - Legal Proceedings." While we believe that this lawsuit is without merit, the course of litigation is inherently uncertain and we may not achieve a favorable outcome. If the judge finds in the suppliers' favor, we would suffer a one-time charge against earnings, which could be material if these parties are awarded the full amount requested. We believe we have other suppliers who could supply us with sufficient product if these agreements are terminated or if these suppliers refuse to supply us with further product.

Fluctuations in quarterly and annual operating results may adversely affect our stock price. Our quarterly and annual operating results may fluctuate due to a variety of factors. We therefore believe that quarter-to- quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our operating losses have been substantial each year since inception. We also expect losses to continue in the near future as a result of a number of factors, including:

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
    market acceptance of our products
    adoption of new technologies
    manufacturing capabilities
    cost of litigation
    third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future. In particular, the realization of any of the risks described in this prospectus could have a significant and adverse impact on the market price for our stock.

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

Failure to protect our intellectual property would adversely affect our business. Our success depends in part on our ability to obtain and enforce patent protection for our products and to preserve our trade secrets. We hold patents and pending patent applications in the United States and abroad. Some of our patents involve specific claims and thus do not provide broad coverage. There can be no assurance that our patent applications or any claims of these patent applications will be allowed, or found to be valid or enforceable, that any patents or any claims of these patents will provide us with competitive advantages for our products or that such issued patents and any patents issued under pending patent applications will not be successfully challenged or circumvented by our competitors. We have not conducted extensive patent and prior art searches with respect to our product candidates and technologies, and we cannot guarantee that third-party patents or patent applications do not exist or could not be filed in the United States, Europe or other countries which would have an adverse effect on our ability to market our products. We cannot guarantee claims in our patent applications would be allowed, or found to be valid or enforceable, or that any of our products would not infringe on others' patents or proprietary rights in the United States or abroad. We also have patent licenses from third parties whose patents and patent applications are subject to the same risks as ours.

We cannot guarantee we will be able to manufacture, or that we have manufactured, formulated or commercialized our cyclosporine capsule product candidates without infringing patent or other proprietary rights of Novartis or other third parties.

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

We face substantial competition. The drugs we develop compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology and diagnostics companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to Thymoglobulin, Gengraf, SangCya Oral Solution and cyclosporine capsules, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. For example, Novartis currently controls virtually 100% of the worldwide cyclosporine markets and has significantly greater resources than we do. We cannot guarantee we will be able to compete successfully against Novartis. To date, we have a limited number of contracts with managed care providers and group purchasing organizations. Our future sales will be dependent on our ability to enter into contracts with these entities. The drug industry is characterized by intense price competition and we expect we will face this and other forms of competition. We cannot guarantee that developments by others will not render our products or technologies obsolete or noncompetitive, or that we will be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective and less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. Accordingly, our competitors may succeed in commercializing products more rapidly than we can. For example, we believe that the degree of market penetration of a cyclosporine capsule is dependent in part on whether we are the first company to market a bioequivalent formulation of cyclosporine. We believe that other companies may be developing cyclosporine formulations that may be marketed as generic equivalents. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, that would harm our business.

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

We depend on collaborative relationships. We have a number of strategic relationships for the development and distribution of our products. In particular, we have entered into a multi- year co-promotion, distribution and research agreement for Gengraf in the U.S. with Abbott. We are dependent upon Abbott for certain regulatory, manufacturing, marketing, and sales activities under the agreement. Abbott may not perform satisfactorily and any such failure may impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We have also entered into a Co-Development, Supply and License Agreement with Abgenix, Inc. with respect to the development, marketing and sale of ABX-CBL. We are dependent upon Abgenix for certain development and manufacturing activities under the agreement. Abgenix may not perform satisfactorily and any such failure may delay regulatory approval, product launch, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We may enter into additional collaborative relationships with corporate and other partners to develop and commercialize certain of our potential products. We cannot assure you that we will be able to negotiate acceptable collaborative arrangements in the future, that such collaborations will be available to us on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful.

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

Our charter documents, stockholder rights plan and Delaware law may serve to deter a takeover. Certain provisions of our Certificate of Incorporation and our recently amended Bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock. Our board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, we have adopted a stockholder rights plan. The plan allows for the issuance of a dividend to stockholders of rights to acquire our shares or, under certain circumstances, an acquiring corporation, at less than half their fair market value. The plan could have the effect of delaying, deferring or preventing a change in control. In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Novartis Patent Litigation

Novartis vs. SangStat

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

Novartis vs. Abbott

Novartis has sued Abbott claiming that Gengraf® (cyclosporine capsule, USP, MODIFIED), the product we jointly market with Abbott, infringes certain Novartis patents. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the United States, but to date they have not moved for a preliminary injunction. The trial date has been set for October 1, 2001. The discovery schedule is still before the court pending resolution of differences between the parties' proposals. Abbott has informed us that it does not believe it infringes the Novartis patents. We have not been named a defendant in this lawsuit, and under our agreement with Abbott, Abbott is obligated to indemnify us against such suits. The course of litigation is inherently uncertain, however; Novartis may choose to name us in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to our interests. Should we be named in this suit, we may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market.

Novartis Regulatory Litigation

US Regulatory Litigation

Novartis US sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (case number 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral oral solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis asks that the court (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. We intervened in this lawsuit. The parties have all filed motions for summary judgment with the Court and are awaiting a final ruling. Because we permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, we do not believe that this lawsuit will have any material impact on SangStat.

UK Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis UK was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review, ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court's decision and the hearing was held before the Court of Appeals on November 13 and 14, 2000. The Court of Appeals has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice ("ECJ"). It is estimated that the hearing before the ECJ would be scheduled approximately eighteen months following the referral and a decision of these matters of law would issue approximately six months thereafter. Following such ECJ ruling, the parties would go back to the Court of Appeals who would rule on the facts of this case based upon the decision of the ECJ relating to the questions of law.

UK Regulatory Litigation - Cyclosporine Capsules

In November 1999, Novartis filed a request for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any cyclosporine capsule application. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA's approval of a marketing authorization for a cyclosporine capsule product, and in return, we agreed that we would not launch or commence mutual recognition procedures in relation to the cyclosporine capsule marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which we notify Novartis' solicitors of capsule approval. The parties had agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution. We assume that this stay will remain in place pending the ECJ ruling on the questions of law.

We assume that Novartis will seek a judicial review hearing with respect to our cyclosporine capsule marketing authorization within this 28-day period to rescind it or to obtain a preliminary injunction to prevent sale of our cyclosporine capsule until final resolution of the matter. We believe that if Novartis seeks a judicial review, it will be stayed until final resolution of the judicial review of the SangCya Oral Solution marketing authorization.

Novartis has also indicated that it will seek an injunction to prevent our cyclosporine capsule from being sold in the United Kingdom until final resolution of the judicial review relating to our cyclosporine capsule. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization, we believe that it is unlikely that a court would grant Novartis a preliminary injunction with respect to our cyclosporine capsule marketing authorization absent a reversal of the High Court's decision by the Court of Appeals. If the Court of Appeals reverses the High Court's ruling following the ECJ's decisions on questions of law, either the MCA could still approve our cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data or the MCA could decide not to approve our cyclosporine capsule marketing authorization until the expiration of the ten year data exclusivity period for Neoral capsules (approximately 2004).

Italian Regulatory/Trade Secret Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat s.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, we implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, we are responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya dossier. While the summons acknowledges that the UK High Court did not invalidate the SangCya marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. To the best of our knowledge, Novartis Italy has not filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal is currently scheduled for late January 2001. We do not yet have marketing approval for SangCya Oral Solution in Italy. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which we may obtain approval based upon a reference to the Neoral dossier, which the Company believes is intended to block our cyclosporine capsule from sale in Italy. We believe that resolution of this matter will depend on the resolution of the UK regulatory litigation, since the MCA's action are the basis for the Italian lawsuit.

Breach of Contract Suit

In August 2000, two affiliated suppliers sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract because we ordered lower quantities than were anticipated by the agreements. They claim that the quantities set forth in the agreements were fixed orders; we believe that they were forecasts only. We believe that the agreements provide that if we purchased less than the forecast amounts, we would pay a penalty equal to a percentage of the difference between the amount ordered and the amount forecast. The suppliers claim this provision only applied during the first year of the agreement. The suppliers are asking for damages of 37 million French Francs (approximately $5 million) for lost profits and reimbursement of capital expenditures. Under our interpretation, we would owe them 2.2 million French Francs (approximately $300,000) this year and 1.6 million French Francs (approximately $200,000) in 2001, presuming no further orders are placed with these suppliers. The claim was filed under a "Fast Track" provision in the Lyon Commercial Courts and a hearing on the merits is scheduled for the end of December 2000. If the plaintiffs were to prevail, the court would appoint an expert to assess the exact amount of damages suffered by the plaintiffs.

Summary

Although we are optimistic that these disputes will ultimately be resolved favorably to us, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. With respect to the Novartis Litigation, Novartis' requested relief, if granted, could have a significant negative economic impact on SangStat. As a result of the UK judicial review, SangStat could be required to do additional clinical work on SangCya Oral Solution or our cyclosporine capsule, or be enjoined from selling SangCya Oral Solution and, more importantly, our cyclosporine capsule product until Neoral's data exclusivity expires in approximately 2004 in the United Kingdom and other European countries. If Novartis prevails in the patent litigation against Abbott, Abbott could be enjoined from selling Gengraf in the United States, which would prevent SangStat from selling this product as well.

The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, will divert management's attention and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Shareholders on or about June 8, 2000 to each stockholder of record as of May 25, 2000, for its Annual Meeting of Stockholders held July 10, 2000. At the Company's Annual Meeting, the stockholders were asked to consider four proposals. The first proposal involved the election of directors. The existing Board of Directors selected seven nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

Name Votes For Against

Philippe Pouletty 12,807,336 159,604

Jean-Jacques Bienaimé 12,791,661 175,279

Fredric Feldman 12,771,131 195,809

Elizabeth Greetham 12,194,454 772,486

Richard Murdock 12,803,836 163,104

Andrew Perlman 12,792,426 174,514

Vincent Worms 12,769,856 197,084

The second proposal was a proposal to amend the Certificate of Incorporation to create a classified board of directors with three classes each to serve for a term of three years. The number of shares cast for, against and abstentions were 2,737,548, 5,568,779, and 9,268 respectively. The affirmative vote of a majority of the shares of Common Stock outstanding as of the record date was required for approval of this proposal. The percent of shares voted in favor of this proposal was 15% of the shares of Common Stock outstanding. Therefore, proposal two was not approved by the stockholders.

The third proposal was an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock by 10,000,000 shares, from 25,000,000 to 35,000,000. The number of shares cast for, against and abstentions were 12,779,519, 169,173, and 18,428 respectively. The affirmative vote of a majority of the shares of Common Stock outstanding as of the record date was required for approval of this proposal. The percent of shares voted in favor of this proposal was 71% of the shares of Common Stock outstanding. Therefore, proposal three was approved by the stockholders.

The fourth and final proposal was the ratification of the Company's independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 2000.The number of shares cast for, against, and the number of abstentions were 12,957,031, 5,760, and 4,149, respectively. The percent of shares voted in favor of this proposal was over 99.9%. In that a plurality of shares voted for this proposal was necessary for stockholder approval, the proposal above was approved by the stockholders.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

  EXHIBITS - The following exhibits are attached hereto and filed herewith:

Exhibits Description

10.34 Co-Development, Supply and License Agreement

27.1 Financial Data Schedule

(b) We filed Current Reports on Form 8-K on July 14, 2000, July 21, 2000, August 2, 2000, and August 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused This report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Date: November 14, 2000 By: /S/

Stephen G. Dance

Senior Vice President, Finance

(Duly authorized officer and principal

financial officer)