Form 10-Q/A
period 2000-09-30
SANGSTAT MEDICAL CORP
filed 2000-11-17
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

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

The following items were the subject of a Form 12b-25 and are included herein: Item 6 of Part II and Exhibit 10.34.

EXPLANATORY NOTE

This Amendment to Form 10-Q is filed for the purpose of filing Exhibit 10.34 and amending and restating in its entirety Part II, Item 6.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  EXHIBITS - The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Document
10.34	Co-Development, Supply and License Agreement[1]
27.1	Financial Data Schedule[2]

  ________________

  1The Company has applied for confidential treatment with respect to portions of this exhibit.

  2Previously filed as an exhibit to the Company's Form 10-Q filed November 14, 2000.

  (b) We filed Current Reports on Form 8-K on July 14, 2000, July 21, 2000, August 2, 2000, and August 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused This report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Dated: November 17, 2000

By:	/s/ STEPHEN G. DANCE

Stephen G. Dance
Senior Vice President, Finance
(Principal Financial Officer)