Form 10-Q
period 2001-03-31
SANGSTAT MEDICAL CORP
filed 2001-05-15
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES
Common Stock	19,478,055*

* As of April 30, 2001

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2001
Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                        March 31,    December 31,
                                                          2001          2000
                                                      -------------  -----------
                                                       (unaudited)       (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................... $      14,985  $    19,046
  Short-term investments ...........................         1,454        1,561
  Accounts receivable (net of allowance for doubtful
    accounts of $3,514 in 2001 and $3,128 in 2000)..        20,006       17,569
  Other receivables.................................         2,097        2,333
  Inventories.......................................        38,488       40,056
  Prepaid expenses and other current assets.........         7,784        6,912
                                                     -------------- ------------
    Total current assets............................        84,814       87,477

PROPERTY AND EQUIPMENT -- net.......................         6,104        6,539

INTANGIBLE ASSETS (net of accumulated amortization
  of $3,489 in 2001 and $3,141 in 2000).............        10,794       11,142
OTHER ASSETS........................................         6,923        9,158
                                                      -------------  -----------
    TOTAL........................................... $     108,635  $   114,316
                                                      =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................. $      14,848  $    17,553
  Accrued liabilities...............................        17,192       13,938
  Capital lease obligations -- current portion......           174          257
  Deferred revenue -- current portion...............         3,158        3,158
  Notes payable -- current portion..................        12,551       12,797
                                                      -------------  -----------
    Total current liabilities.......................        47,923       47,703
                                                      -------------  -----------

CAPITAL LEASE OBLIGATIONS...........................           454          535
DEFERRED REVENUE....................................         8,685        9,475
NOTES PAYABLE.......................................        32,245       34,679

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 5,000 shares
    authorized; none outstanding....................           --           --
  Common stock. $.001 par value, 35,000 shares
    authorized; outstanding: 2001 - 19,475
    shares; 2000 - 18,942 shares....................       206,359      201,766
  Accumulated deficit...............................      (184,108)    (177,636)
  Accumulated other comprehensive loss..............        (2,923)      (2,206)
                                                      -------------  -----------
    Total stockholders' equity......................        19,328       21,924
                                                      -------------  -----------
    TOTAL........................................... $     108,635  $   114,316
                                                      =============  ===========

(1) Derived from the Company's audited consolidated financial statements at December 31, 2000.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                               2001       2000
                                             ---------  ---------
REVENUES:
  Net sales................................ $  19,535  $  11,216
  Revenue from collaborative
    agreements.............................       790        582
                                             ---------  ---------
     Total revenues........................    20,325     11,798
                                             ---------  ---------

COSTS AND OPERATING EXPENSES:
  Cost of product sales and manufacturing..     8,621      4,288
  Research and development.................     4,545      3,978
  Selling, general and administrative......     8,725      9,896
  Amortization of intangible assets........       348        348
                                             ---------  ---------
     Total costs and operating
       expenses............................    22,239     18,510
                                             ---------  ---------
     Loss from continuing operations.......    (1,914)    (6,712)

OTHER EXPENSE - NET........................    (3,795)      (321)
                                             ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.............................    (5,709)    (7,033)
INCOME TAX PROVISION.......................       --         (61)
                                             ---------  ---------
NET LOSS FROM CONTINUING OPERATIONS........    (5,709)    (7,094)
NET LOSS FROM OPERATIONS OF
  DISCONTINUED OPERATION...................      (763)      (695)
                                             ---------  ---------
NET LOSS................................... $  (6,472) $  (7,789)
                                             =========  =========

NET LOSS PER SHARE -basic and
  diluted (Note 2)
  Continuing operations.................... $   (0.29) $   (0.40)
  Discontinued operation...................     (0.04)     (0.04)
                                             ---------  ---------
                                            $   (0.33) $   (0.44)
                                             =========  =========
Shares Used in Per Share Computations
  (Basic and diluted)......................    19,414     17,635
                                             =========  =========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                               2001       2000
                                             ---------  ---------
Net loss................................... $  (6,472) $  (7,789)
Unrealized gains and losses on
  marketable securities classified
  as available for sale in the
  current period...........................         1       (642)
Foreign currency translation
  adjustments..............................      (718)      (347)
                                             ---------  ---------
   Total comprehensive loss................ $  (7,189) $  (8,778)
                                             =========  =========

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net loss from continuing operations.................. $   (5,709) $   (7,094)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization......................        882         895
    Non-cash interest expense..........................        326         398
    Loss on disposal of property and equipment.........        177         --
    Deferred income taxes..............................        --           94
    Changes in assets and liabilities:
      Accounts receivable..............................     (2,437)        220
      Other receivables................................        236       1,558
      Inventories......................................      1,568         519
      Prepaid expenses.................................       (872)       (261)
      Accounts payable.................................     (2,705)        409
      Accrued liabilities..............................      3,254       1,228
      Deferred revenue.................................       (790)     (2,682)
                                                         ----------  ----------
     Net cash used in continuting operating
       activities......................................     (6,070)     (4,716)
     Net cash used in discontinued operation...........       (763)       (695)
                                                         ----------  ----------
     Net cash used in operating activities.............     (6,833)     (5,411)
                                                         ----------  ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment..................       (276)       (437)
  Maturities of short-term investments.................        358       1,893
  Purchase of short-term investments...................       (250)       (913)
  Other assets.........................................      2,235        (289)
                                                         ----------  ----------
      Net cash provided by investing activities........      2,067         254
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Sale of common stock.................................      4,593      16,622
  Note payable borrowings..............................        246         177
  Note payable repayments..............................     (3,252)     (1,951)
  Repayment of capital lease obligations...............       (164)       (152)
                                                         ----------  ----------
      Net cash provided by financing activities........      1,423      14,696
                                                         ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH................       (718)       (347)
                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..........................................     (4,061)      9,192
CASH AND CASH EQUIVALENTS, Beginning of period.........     19,046      16,862
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS, End of period............... $   14,985  $   26,054
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
     net of interest capitalized....................... $    1,782  $      305
                                                         ==========  ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases............... $      --   $      631
                                                         ==========  ==========

  Unrealized loss on investments....................... $        1  $     (642)
                                                         ==========  ==========

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options and convertible notes payable, aggregating 659,123 shares and 1,757,194 shares as of March 31, 2001 and 2000, respectively, have been excluded from diluted net loss per share, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                      Three Months Ended
                                           March 31,
                                    ----------------------
                                       2001        2000
                                    ----------  ----------
Net loss (numerator):
  Continuing operations........... $    5,709  $    7,094
  Discontinued operation..........        763         695
                                    ----------  ----------
                                   $    6,472  $    7,789
                                    ==========  ==========

Shares (denominator)
   Weighted average common shares
     outstanding..................     19,414      17,635
                                    ==========  ==========

Net loss per share - basic and
  diluted
  Continuing operations........... $     0.29  $     0.40
  Discontinued operation..........       0.04        0.04
                                    ----------  ----------
                                   $     0.33  $     0.44
                                    ==========  ==========

3. Comprehensive Loss

The following are the components of accumulated other comprehensive loss (in thousands):

                                    March 31,   December 31,
                                       2001        2000
                                    ----------  ----------
Unrealized gain (loss) on
  investments .................... $        6  $        6
Accumulated translation
  adjustments ....................     (2,929)     (2,212)
                                    ----------  ----------
    Total......................... $   (2,923) $   (2,206)
                                    ==========  ==========

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                    March 31,   December 31,
                                       2001        2000
                                    ----------  ----------
Raw materials..................... $   18,855  $   18,860
Work-in-progress..................     13,371      14,107
Finished goods....................      6,262       7,089
                                    ----------  ----------
    Total......................... $   38,488  $   40,056
                                    ==========  ==========

5. Notes Payable

Notes payable consist of (in thousands):

                                                March 31,   December 31,
                                                   2001        2000
                                                ----------  ----------
Note payable to Aventis....................... $   12,000      15,000
Discount on note payable to Aventis...........     (1,403)     (1,707)
Convertible note..............................      9,713       9,691
Note payable to Abbott Laboratories...........     16,000      16,000
Note payable to FINOVA........................      5,000       5,000
Other debt....................................      3,486       3,492
                                                ----------  ----------
    Total.....................................     44,796      47,476
Less current portion..........................    (12,551)    (12,797)
                                                ----------  ----------
Long-term..................................... $   32,245      34,679
                                                ==========  ==========

As of December 31, 2000 the Company had an agreement with FINOVA Capital Corporation ("FINOVA") to provide a line of credit of up to $30 million (the Loan Agreement). As of March 31, 2001, the Company was in default of the Tangible Net Worth covenant under the Loan Agreement as a result of the reserve the Company took against inventory during 2000 due to the SangCya Oral Solution recall. The Loan Agreement does not provide for a cure period for such a default. The parties have entered into an Amendment dated May 11, 2001, which provides that the Loan Agreement would terminate as of December 31, 2001, the portion of the line of credit collateralized by accounts receivable and inventory would be eliminated and FINOVA would waive the default and all early termination penalties with respect to the Loan Agreement. Because of this, the amount of $5 million payable to FINOVA and the corresponding $5 million compensating balance have been classified as short-term.

6. Issuance of Common Stock

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

7. Discontinued Operation

On March 13, 2001, the Company committed to a formal plan to sell its division known as The Transplant Pharmacy (TTP). On April 20, 2001, the Company closed the sale of TTP to Chronimed for $1.8 million in cash. The Company will retain the inventory and accounts receivable related to the business and plans to convert these assets into cash during the next several months. The disposition of TTP has been accounted for as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, and prior period consolidated statements of operations and cash flows have been restated to account for TTP as a discontinued operation. Revenue from discontinued operations was $4,199,000 and $4,142,000 for the three months ended March 31, 2001, and 2000, respectively. Net loss from the operations of TTP was $763,000, and $695,000 for the three months ended March 31, 2001 and 2000, respectively. The Company expects that the sale proceeds, together with the transaction expenses and costs incurred as a result of the sale, will result in a net gain to the Company, therefore no provision has been made in these condensed consolidated financial statements regarding the future operations of TTP.

8. Business Segment Data

As stated in Note 7, the Company has presented the results of TTP, which represents its previously reported transplantation services segment, as a discontinued operation. As a result, the Company's continuing operations are organized and operate in one business segment: pharmaceutical products. Pharmaceutical products consist primarily of products for patient monitoring and therapeutic products for preventing and treating organ rejection. The Company's segment information has been restated to reflect the results of such decision.

9. Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133 effective January 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company does enter into such transactions in the future, such items will be accounted for in accordance with SFAS No. 133, in which case the Company will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking such hedge transactions.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

10. Litigation

Novartis Patent Litigation re Gengraf

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

Summary

The Company believes that these lawsuits are without merit and that it will prevail in these matters. Although the Company is optimistic that these disputes will ultimately be resolved in its favor, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. With respect to Novartis' lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the Company's revenues would be reduced. With respect to the regulatory and trade secret lawsuits, Novartis' requested relief, if granted, could have a negative economic impact on the Company depending on how the MCA would proceed with the Company's Marketing Authorization Application (MAA) for its capsule product. The MCA could approve the Company's MAA its for cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data or the MCA could decide not to approve the Company's MAA for its cyclosporine capsule until the expiration of the ten year data exclusivity period for Neoral capsules (approximately 2004). If the Company cannot obtain approval of its cyclosporine capsule in Europe until 2004, this could have a material impact on the Company's future revenues and results of operations. With respect to the FDA lawsuit, Novartis' requested relief would mean that Gengraf and all other generic cyclosporine products would lose their AB rating. If Gengraf was no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm revenues. None of these lawsuits involves significant time or resources of the Company at the current stage of litigation. The UK regulatory litigation will require additional time and expense towards the end of 2001 or early 2002 as the Company prepares for a hearing before the ECJ. The litigation, if not resolved favorably to the Company, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued the Company's French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001 the Company and IMTIX-SangStat were notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge to other expense - net of $3,148,000 in the three months ended March 31, 2001 which, combined with reserves recorded in fiscal 2000, fully provide for the court award. IMTIX-SangStat believes that the ruling was in error and plans to appeal the decision.

The supply agreements provided that IMTIX-SangStat could reduce orders if it paid up to a maximum penalty of 3.8 million French Francs (approximately $525,000). When IMTIX-SangStat reduced orders, the suppliers sued for breach of contract claiming that this provision did not apply. The court agreed, holding that the penalty provision applied only in the first year of the agreements and since IMTIX-SangStat reduced orders in the second year of the agreements, it was liable for additional damages. IMTIX-SangStat maintains it should be able to invoke the penalty throughout the term of the agreements. IMTIX-SangStat's rabbit serum requirements are currently being met by its other suppliers.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) our strategy; (ii) the anticipated timing of our regulatory filings and approvals; (iii) other product development efforts that we intend to undertake, including expanded uses and indications for existing products, and the related capital outlays; (iv) the growth of our product sales and markets; (v) expected results of our on-going litigation; (vi) our future revenue and expenses, including expectations regarding liquidity; and (vii) the anticipated conversion into cash of inventory and accounts receivable following the sale of our division known as The Transplant Pharmacy.

Results of Operations - Three Months Ended March 31, 2001 and 2000

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

Our business is currently organized into two segments: Pharmaceutical Products and Transplantation Services. The Pharmaceutical Products segment consists of five marketed products, three principal product candidates and additional product candidates in various stages of research and development. The Transplantation Services segment consists of The Transplant Pharmacy (TTP). On April 5, 2001 we signed a binding agreement with Chronimed for the sale for cash of TTP. The transaction closed on April 20, 2001. Consequently, the historical consolidated statements of operations and cash flows have been restated for all periods presented to account for TTP as a discontinued operation. Unless otherwise indicated, the following discussion relates to our continuing operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS 133 effective January 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

Revenues. Net sales of pharmaceutical products for the three months ended March 31, 2001 were $20,325,000, an increase of $8,527,000 or 72% over net sales of $11,798,000 for the three months ended March 31, 2000. The increase was due primarily to sales of Gengraf, which was launched in the US in May 2000, and increased sales of Thymoglobulin in both the US and overseas markets.

Included in net sales of pharmaceutical products was revenue from collaborative agreements of $790,000 for the three months ended March 31, 2001, an increase of $208,000 or 36% over revenue from collaborative agreements of $582,000 for the three months ended March 31, 2000. For both periods, this revenue relates to milestone payments from Abbott Laboratories under the co- promotion agreement for cyclosporine. The unamortized portion of these milestone payments is shown as deferred revenue on the Company's condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement.

Cost of sales. Cost of sales for pharmaceutical products were $8,621,000 for the three months ended March 31, 2001, an increase of $4,333,000 or 101% over cost of sales of $4,288,000 for the three months ended March 31, 2000. The increase in cost of sales was primarily due to the increase in sales of pharmaceutical products combined with the higher cost of Gengraf as compared to our other products.

Research and development. Research and development expenses were $4,545,000 for the three months ended March 31, 2001, an increase of $567,000 or 14% over research and development expenses of $3,978,000 for the three months ended March 31, 2000. The increase in spending on research and development mainly relates to reimbursement of development costs for ABX-CBL totaling $1.1 million, partially offset by the elimination of spending on SangCya Oral Solution and related products.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 were $8,725,000, a decrease of $1,171,000 or 12% over selling, general and administrative expenses of $9,896,000 for the three months ended March 31, 2000. The overall reduction in expenses reflects the results of SangStat's cost control efforts through the continuation of its cost containment program.

Other expense - net. Other expense - net for the three months ended March 31, 2001 was $3,795,000, compared to $321,000 for the three months ended March 31, 2000. The increase in other expense - net in the first three months of 2001 is attributable to:

  $3,148,000 charge related to a breach of contract suit;
  $437,000 gain on sale of marketable securities which was recognized in 2000;
  $260,000 net increase in unrealized foreign exchange losses; and
  $485,000 net increases in interest and other miscellaneous expenses.

These amounts were partially offset by an $856,000 reimbursement claim we received from a supplier.

Income taxes. For the three months ended March 31, 2001, we recorded zero provision for European income taxes compared to $61,000 for the three months ended March 31, 2000. The change in provision is attributable to the net loss position of our European subsidiaries in the current period as compared to income in the prior period.

Net loss from continuing operations. Net loss from continuing operations for the three months ended March 31, 2001 was $5,709,000, a decrease of $1,385,000 or 20% compared to the net loss of $7,094,000 for the three months ended March 31, 2000. The decrease in net loss was due primarily to the increase in sales net of related cost of sales, partially offset by the provision of $3,148,000 for the breach of contract suit.

Net loss from operations of discontinued operation. Net sales of transplantation services for the three months ended March 31, 2001 was $4,199,000, an increase of $57,000 or 1% over sales of $4,142,000 for the three months ended March 31, 2000. Net loss for transplantation services for the three months ended March 31, 2001 was $763,000, an increase of $68,000 or 10% compared to the net loss of $695,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

During the first three months of 2001 and 2000, the net cash used in continuing operating activities was approximately $6,070,000 and $4,716,000, respectively. The increase in net cash used in operating activities in the first three months of fiscal 2001 was due substantially to a reduction of accounts payable and an increase in accounts receivable, partially offset by a reduction in net inventories and an increase in accrued liabilities. The cash used in the discontinued operation approximated the net loss of the discontinued operation for the three months ended March 31, 2001 and 2000. As of March 31, 2001, we had cash, cash equivalents and short-term investments of $16,439,000 and total assets of $108,635,000.

Net cash provided by investing activities for the three months ended March 31, 2001 was $2,067,000 as compared to $254,000 for the comparable quarter in 2000. The amount in 2001 is primarily the result of the maturity of short-term investments and a decrease in other assets, partially offset by purchases of property and equipment. In 2000, cash provided was primarily by the maturity of short-term investments, partially offset by purchases of property and equipment and an increase in other assets.

Net cash provided by financing activities for the three months ended March 31, 2001 was $1,423,000 as compared to $14,696,000 for the same period in 2000. In both fiscal periods, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. In January 2001, we completed a private placement of 421,000 shares of common stock with a group of institutional investors. The shares were issued at a discount to the closing market price on the date the agreements were signed, for aggregate proceeds of $3,999,500. We intend to use the proceeds to fund working capital requirements. In February 2000, we completed a private placement of 451,128 shares of common stock with an institutional investor. The stock was issued at $33.25, the closing price of the stock on February 14, 2000, for aggregate proceeds of $15,000,006.

In April 2000, we signed an agreement with FINOVA Capital Corporation to provide a line of credit of up to $30 million. The agreement is for three years and may be renewed annually thereafter if both parties agree. The line of credit consists of two elements: a $15 million line of credit bearing interest at the prime rate and secured by a matching compensating cash balance, and a $15 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory. As additional security for the line of credit, we granted FINOVA a first priority security interest in certain of our tangible and intangible assets and have pledged the stock of our two French subsidiaries, IMTIX-SangStat SAS and SangStat Atlantique SA. The parties have entered into an Amendment dated May 11, 2001, which provides that the Loan Agreement would terminate as of December 31, 2001, the portion of the line of credit collateralized by accounts receivable and inventory would be eliminated, and FINOVA would waive the default and all early termination penalties with respect to the Loan Agreement.

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

In the opinion of management, we have sufficient funds to continue operations for at least the next twelve months. However, we may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners in order to pursue new business opportunities. Our future capital requirements will depend on many factors, including our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility and the establishment of third-party manufacturing arrangements, the maintenance of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable.

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

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of March 31, 2001, our accumulated deficit was $184,108,000. Our operating expenses from continuing operations have increased from approximately $50.1 million to $74.0 million to $103.2 million over the three year period ended December 31, 2000, and were approximately $22.2 million for the three months ended March 31, 2001. Total revenues from continuing operations have increased from approximately $11.3 million to $44.3 million to $63.1 million over the three year period ended December 31, 2000, and were approximately $20.3 million for the three months ended March 31, 2001, while losses from continuing operations have decreased from approximately $38.8 million to $29.7 million and increased to $40.0 million over the three year period ended December 31, 2000, and were approximately $5.7 million for the three months ended March 31, 2001. We cannot guarantee that we will ever achieve significant revenues from product sales or that we will achieve profitable operations. To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and Gengraf®.

We may need to raise additional funds within the next 12 months and may not be able to secure adequate funds on terms acceptable to us. Within the next twelve months, we may need to raise additional funds through financing and collaborative research and development arrangements with corporate partners. We may not be able to raise funds on favorable terms, if at all, and our discussions with potential collaborative partners may not result in any agreements. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies, product candidates or products that we would not otherwise relinquish. To raise funds, we may also be required to sell shares of our common stock, which may be at prices below the price at which you may have purchased shares. Such sales would also constitute a dilution of your percent ownership of SangStat.

Our future growth depends on sales of key products. We expect to derive most of our future revenues from sales of Thymoglobulin, Lymphoglobuline, and Gengraf. We have limited experience selling our products in the US. Our sales of Thymoglobulin began in the US in February 1999. We began distributing Gengraf in May 2000. We are marketing Gengraf in the US under a co-promotion agreement with Abbott Laboratories. We cannot guarantee that Abbott will be able to effectively market Gengraf, and its failure to do so may adversely impact sales of these products.

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

We may not be able to manufacture or obtain sufficient quantities of our products, which could lead to product shortages and harm our business. Our manufacturing facility in Lyon must meet FDA standards of Good Manufacturing Practices and other regulatory guidelines. The FDA and other regulatory authorities inspect our manufacturing facility to ensure that it meets regulatory standards. If the FDA believes that we are not complying with its guidelines, it can issue a warning letter or prevent the import of Thymoglobulin into the US, which would reduce our revenues. In addition, Thymoglobulin and Lymphoglobuline are biologics products, which are more difficult to manufacture than chemical compounds. We acquired the IMTIX division of Aventis in 1998, including certain manufacturing capabilities with respect to Thymoglobulin and Lymphoglobuline. Before the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin for commercial sale. We still rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization, a step in the manufacturing process which involves removing the water from the product, similar to freeze-drying. Aventis may not continue to effectively and continuously provide us these critical manufacturing services. In addition, we may experience manufacturing difficulties with respect to Thymoglobulin or Lymphoglobuline in the future that may impair our ability to deliver products to our customers, which could reduce our revenues and harm our business.

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

Conversion of Accounts Receivable and Inventory to Cash from The Transplant Pharmacy may be difficult. We closed the sale of The Transplant Pharmacy, or TTP, our mail order pharmacy business, on April 20, 2001. We have approximately $4 million in accounts receivable and $1 million in inventory that we expect to convert to cash. If we are unable to return all of the inventory or if we have difficulties collecting accounts receivable, we may have to recognize a loss on the disposal of the business.

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

Other treatments for the problems associated with transplantation that our products seek to address are currently available and under development. To the extent these products address the problems associated with transplantation on which we have focused, they may represent significant competition.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001, IMTIX-SangStat and we were notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge to other expense - net of $3,148,000 in the three months ended March 31, 2001 which, combined with reserves recorded in fiscal 2000, fully provide for the court award. IMTIX-SangStat believes that the ruling was in error and plans to appeal the decision.

The supply agreements provided that IMTIX-SangStat could reduce orders if it paid up to a maximum penalty of 3.8 million French Francs (approximately $525,000). When IMTIX-SangStat reduced orders, the suppliers sued for breach of contract claiming that this provision didn't apply. The court agreed, holding that the penalty provision applied only in the first year of the agreements and since IMTIX-SangStat reduced orders in the second year of the agreements, it was liable for additional damages. IMTIX-SangStat maintains it should be able to invoke the penalty throughout the term of the agreements. IMTIX-SangStat's rabbit serum requirements are currently being met by its other suppliers.

ITEM 2. Changes In Securities And Use Of Proceeds

On January 5, 2001 we sold 210,500 shares of our common stock to S.A.C. Capital Associates, LLC and 210,500 shares of our common stock to SDS Merchant Fund, LP at a price of $9.50 per share pursuant to an agreement entered into on December 29, 2000. The aggregate offering price was $3,999,500 and was paid in cash. The shares sold in this offering from us in a private placement exempt from registration under the Securities Act of 1933 pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act . This transaction did not involve an underwriter, underwriter's discount or commissions.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS - The following exhibit is attached hereto and filed herewith:
Exhibits	Description
10.38	First Amendment to Loan and Security Agreement between us and Finova Capital Corporation dated as of May 11, 2001

(b) We filed a Current Report on Form 8-K on January 8, 2001 and February 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Dated: May 15, 2001

By:	/s/ STEPHEN G. DANCE

Stephen G. Dance
Senior Vice President, Finance
(Principal Financial Officer)