Form 10-K/A
period 2000-12-31
SANGSTAT MEDICAL CORP
filed 2001-09-10
CIK 913610

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

AMENDMENT NO. 1

The undersigned Registrant hereby amends Part I, to read in full as follows:

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

Background

Organ Transplantation

Organ transplantation can save or improve the lives of patients with organ failures. Transplantation involves surgically replacing the failed organ of a transplant recipient with a healthy organ from a donor. Each year approximately 50,000 new patients receive donated organs. In order to prevent rejection of implanted organs, recipients must begin a life-long regimen of immunosuppressive therapy immediately upon receiving a donated organ. There are more than 240,000 patients in North America and Europe that need daily immunosuppressive therapy to prevent graft rejection and graft loss. Products that limit the need for immunosuppression and reduce the frequency and severity of rejection and infection episodes could significantly improve the cost- effectiveness and health benefits of transplantation.

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

Some of these patients experience graft versus host disease ("GVHD"). This is a condition in which the graft (i.e. the new immune system) begins to reject the host (i.e. the body). ABX-CBL is initially being developed to treat steroid- resistant GVHD and may eventually be developed to prevent it.

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

Market

We (or our distributors) market Thymoglobulin in 56 countries, though our revenues from Thymoglobulin come primarily from Europe and North America. Our primary European subsidiary, IMTIX-SangStat S.A.S. (also known as SangStat- Europe) was formerly the IMTIX division of Pasteur Mérieux Connaught, now Aventis Pasteur, a subsidiary of Aventis S.A. ("Aventis"). IMTIX has sold the current formulation of Thymoglobulin in France since 1994 and its predecessor product since 1984. In Europe, Thymoglobulin has the following indications:

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

Cyclosporine Capsules

We have exclusively licensed a novel cyclosporine capsule formulation, which uses a patented technology, from TrisPharma, a small US research and development company. We are conducting a small pilot study in healthy volunteers to demonstrate the new capsule's bioequivalence to Neoral cyclosporine capsules in water. The other filing requirements include a larger bioequivalence trial and stability testing. If the results of the bioequivalence trial and stability testing are positive, we expect to file a Marketing Authorization Application (MAA) with the Medicines Control Agency (MCA) of the United Kingdom (UK) in 2001. We have withdrawn our MAA in the UK for our cyclosporine capsule product known as Sang-2000 in favor of this newer formulation. We intend to follow the European Community Mutual Recognition Procedure for obtaining regulatory approval in multiple Member States.

ABX-CBL

In August 2000, we entered into a global co-development, supply and license agreement for ABX-CBL with Abgenix under which we obtained an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti- CD147 monoclonal antibody for the treatment of steroid resistant GVHD and is currently in a multi-center, randomized, and controlled Phase II/III study. The study is designed to demonstrate statistically significant efficacy of a single dose level of ABX-CBL in comparison to a control group of patients. We received orphan drug designation for ABX-CBL for the treatment of steroid resistant GVHD in November 2000.

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

RDP58

RDP58, a rationally designed peptide, is a novel inhibitor of TNF- alpha synthesis and is being investigated for treatment of various autoimmune disorders, particularly ulcerative colitis and Crohn's disease.

TNF-alpha is a cytokine released in excess in various autoimmune disorders. It triggers activation of immune responses and inflammation. Animal models, including studies in primates, suggest that RDP58 could decrease levels of TNF- alpha, reduce inflammation, and improve clinical outcomes. RDP58 is different from currently available TNF inhibitors in that it prevents the synthesis of TNF-alpha on a translational level as opposed to binding TNF-alpha to inhibit function. It is currently being tested in an oral formulation. We plan to file a Clinical Trial Experiment application (CTX) with the MCA in the UK and, following approval of the CTX, begin Phase I/II clinical trials studying RDP58 for both ulcerative colitis and Crohn's disease in the UK in 2001.

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

Co-Promotion, Distribution and Research Agreement with Abbott

In May 1999, we signed a multi-year co-promotion, distribution and research agreement with Abbott for SangCya Oral Solution (which was withdrawn from the US market in July 2000) and Gengraf in the US. We are the exclusive distributor for Gengraf in the U.S. and share marketing, promotional and development expenses as well as the profits from the co-promotion of the products with Abbott. The agreement ends December 31, 2004 unless both companies agree to extend it. In addition, either party may terminate the agreement if the other party is acquired by Novartis or a licensee of Neoral or Sandimmune, products sold by Novartis. Further, if we are acquired by Novartis or its licensee prior to May 2002, Abbott may recover from us all milestone payments made under the agreement. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value at that time aggregating to $1.3 million. In addition, Abbott made a series of up- front and milestone payments totaling $20.8 million, including $1.9 million received in January 2000 and $5.0 million received in May 2000, and a long-term loan of $16 million to us received during 1999. In January 2000, we made a milestone payment of $4.0 million to Abbott under the terms of the agreement. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000, Abbott and we launched Gengraf, the cyclosporine capsule developed by Abbott. In connection with the equity investment, Abbott and we entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated our existing Supply Agreement.

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

Under the terms of the agreement, we made an initial license fee payment of $1.0 million to Abgenix. Two additional milestone payments of $1.0 million are due to Abgenix under the terms of the agreement contingent on achievement of certain milestones. The license fee payment and the milestone payments, if any are paid to Abgenix, will be non-refundable and non-creditable against any future obligations under this agreement.

If ABX-CBL receives regulatory approval and is launched, we are required to pay Abgenix $6.1 million for our share of development expenses incurred prior to January 1, 2000, provided that we do not have any obligation to pay Abgenix until the first anniversary of the launch of ABX-CBL and the timing of payment varies depending on ABX-CBL's sales. We have also agreed to pay Abgenix for one- half of the development costs for ABX-CBL from January 1, 2000 to August 8, 2000, with our share being approximately $1.9 million. We must pay Abgenix this amount over a two-year period commencing with a $1.0 million payment, which has already been paid, and two equal payments of the remaining amount payable by the end of June 2001 and 2002. The license fee and the initial payment of development expenses are recorded as research and development expenses. The agreement terminates upon the later of ten years or the date on which no product is being developed or sold. In addition, the agreement may be terminated by either party on a product by product basis with six months notice prior to the first regulatory approval and with twelve months notice thereafter. Under the agreement, however, a party terminating the agreement prior to its scheduled termination is obligated to grant certain licenses so as to allow the other party to continue promotion of the products and to pay its share of incurred or anticipated development expenses. If, for example, Abgenix terminated the agreement early, we would be entitled to an exclusive, worldwide license for the marketing and sale of ABX-CBL in return for royalty payments.

Aventis Pasteur

We entered into a Distribution Agreement with Aventis in April 1999 that expires March 31, 2002. Aventis is our exclusive distributor for Thymoglobulin and Lymphoglobuline for most countries outside of North America, Europe and Japan (where Thymoglobuline and Lymphoglobuline are distributed by Aventis Pharma). The contract has minimum purchase requirements. If Aventis does not meet these minimums, the agreement becomes non-exclusive, which means we can sell to another distributor in the same country. In 2000, Aventis purchased approximately $5.8 million in products under this agreement. Aventis sells these products either through its local subsidiary or through a distributor that often distributes other Aventis products. We are currently re-negotiating this distribution agreement to allow us to contract directly with distributors in countries in which Aventis has no direct presence (e.g. Israel and certain Asian countries). The agreement automatically terminates upon our ceasing to maintain any required licenses to distribute Thymoglobuline and Lymphoglobuline. Aventis also performs certain steps in the manufacturing process of Thymoglobulin and Lymphoglobuline. See "Manufacturing". In addition, pursuant to the purchase of IMTIX on September 30, 1998, we pay Aventis royalties on Thymoglobulin and Lymphoglobuline contingent upon the sales of these products. In 1999 and 2000, royalty payments on Lymphoglobuline to Aventis totaled approximately $646,000 and $622,000 respectively. We expect these royalty payments to increase in future years since we will begin paying royalties on Thymoglobulin commencing on the third anniversary of the purchase of IMTIX (October 1, 2001).

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

Robert C. Floc'h, Ph.D., 53, has been the General Manager of our IMTIX- SangStat subsidiary since we acquired IMTIX in September 1998. In addition, Dr. Floc'h has been General Manager at SangStat Atlantique, our previous operating subsidiary in France, since 1992. Dr. Floc'h received a doctor of pharmacy degree and a Ph.D. in medical chemistry from the University of Nantes.

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

ITEM 2. PROPERTIES

Our global headquarters are located in Fremont, California. Floor space in Fremont is approximately 44,000 square feet, including offices, laboratory space, storage area and specialized areas for some pilot production and preclinical testing. The lease for the Fremont building space will expire in 2005 and may be renewed for subsequent years. Our monthly rent on this lease is approximately $54,000.

Our European headquarters are located in Lyon, France. We lease 1,560 square meters in Lyon, France for sales, marketing, finance, clinical, and administration. We have one floor for which the lease expires in 2003 and for which we pay approximately 46,700 French francs a month (approximately $6,500 based on an exchange rate of 7.2 French francs per U.S. dollar). We lease a second floor for which the lease expires in 2004 and for which we pay 57,500 French francs a month (approximately $8,000).

We also lease approximately 38,300 square feet from Aventis in Marcy L'Etoile (just outside of Lyon), France for manufacturing. The manufacturing leases, which cover two different buildings, expire in 2013 but may be terminated at our option upon giving one year's notice. The monthly rent for both buildings is approximately 140,400 French francs (approximately $19,500). In 2001, our monthly rent will increase by 121,250 French francs ($16,840) to reflect completion of a new manufacturing area in 2000.

In addition, we lease small administrative offices in the other countries.

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
Signature	Title	Date
/s/ Jean-Jacques Bienaimé Jean-Jacques Bienaimé	CEO & Chairman of the Board of Directors	September 7, 2001
* Stephen G. Dance, CPA, FCA.	Chief Financial Officer (Principal Accounting Officer)	September 7, 2001
* Fredric J. Feldman, Ph.D.	Director	September 7, 2001
* Elizabeth M. Greetham	Director	September 7, 2001
* Richard D. Murdock	Director	September 7, 2001
* Andrew Perlman, M.D., Ph.D	Director	September 7, 2001
* Vincent Worms	Director	September 7, 2001

* By: /s/ Jean-Jacques Bienaimé
Name: Jean-Jacques Bienaimé
Attorney-in-fact