Form 10-Q
period 2001-09-30
SANGSTAT MEDICAL CORP
filed 2001-11-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES
Common Stock	20,946,920*

* As of November 9, 2001

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2001
Table of Contents

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                      September 30,  December 31,
                                                          2001          2000
                                                      -------------  -----------
                                                       (unaudited)       (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................... $      25,542  $    19,046
  Short-term investments ...........................           --         1,561
  Accounts receivable (net of allowance for doubtful
    accounts of $4,359 in 2001 and $3,128 in 2000)..        20,254       17,569
  Other receivables.................................           852        2,333
  Inventories.......................................        22,993       40,056
  Prepaid expenses and other current assets.........         1,586        6,912
                                                      -------------  -----------
    Total current assets............................        71,227       87,477

PROPERTY AND EQUIPMENT -- net.......................         5,786        6,539

INTANGIBLE ASSETS (net of accumulated
  amortization of $4,184 in 2001 and $3,141 in 2000)        10,099       11,142
OTHER ASSETS........................................        21,407        9,158
                                                      -------------  -----------
    TOTAL........................................... $     108,519  $   114,316
                                                      =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................. $      12,892  $    17,553
  Accrued liabilities...............................        17,363       13,938
  Capital lease obligations -- current portion......           185          257
  Deferred revenue -- current portion...............         3,158        3,158
  Notes payable -- current portion..................         5,405       12,797
                                                      -------------  -----------
    Total current liabilities.......................        39,003       47,703
                                                      -------------  -----------

CAPITAL LEASE OBLIGATIONS...........................           381          535
DEFERRED REVENUE....................................         7,106        9,475
NOTES PAYABLE.......................................        30,215       34,679

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000 shares
    authorized; none outstanding....................           --           --
  Common stock. $.001 par value, 35,000 shares
    authorized; outstanding: 2001 - 20,883
    shares; 2000 - 18,942 shares....................       221,714      201,766
  Accumulated deficit...............................      (187,440)    (177,636)
  Accumulated other comprehensive loss..............        (2,460)      (2,206)
                                                      -------------  -----------
    Total stockholders' equity......................        31,814       21,924
                                                      -------------  -----------
    TOTAL........................................... $     108,519  $   114,316
                                                      =============  ===========

(1) Derived from the Company's audited Consolidated Financial Statements at December 31, 2000.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                             Three Months Ended  Nine Months Ended
                                                               September 30,       September 30,
                                                            ------------------  ------------------
                                                              2001      2000      2001      2000
                                                            --------  --------  --------  --------
REVENUES:
  Net sales............................................... $ 24,311  $ 16,153  $ 64,841  $ 43,448
  Product recall returns..................................      --        --        --       (722)
  Revenue from collaborative agreements...................      789       741     2,368     1,957
                                                            --------  --------  --------  --------
     Total revenues.......................................   25,100    16,894    67,209    44,683
                                                            --------  --------  --------  --------

COSTS AND OPERATING EXPENSES:
  Cost of sales:
    Cost of product sales and manufacturing expenses......   11,641     6,317    29,584    18,556
    Product recall charges................................      --        --        --     11,561
  Research and development (including product recall
    expenses of $50 in 2000)..............................    4,899     7,354    13,647    15,349
  Selling, general and administrative (including
    product recall expenses of $375 in 2000)..............    7,949    12,220    25,455    33,791
  Amortization of intangible assets.......................      348       343     1,043     1,044
                                                            --------  --------  --------  --------
     Total costs and operating expenses...................   24,837    26,234    69,729    80,301
                                                            --------  --------  --------  --------
     Income (loss) from continuing operations.............      263    (9,340)   (2,520)  (35,618)

OTHER EXPENSE - NET.......................................     (498)     (840)   (5,795)   (1,572)
                                                            --------  --------  --------  --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     (235)  (10,180)   (8,315)  (37,190)
INCOME TAX PROVISION......................................      (94)     (186)     (345)     (106)
                                                            --------  --------  --------  --------
NET LOSS FROM CONTINUING OPERATIONS.......................     (329)  (10,366)   (8,660)  (37,296)
NET LOSS FROM OPERATIONS OF DISCONTINUED OPERATION........      --       (512)     (763)   (1,589)
NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATION..........     (381)      --       (381)      --
                                                            --------  --------  --------  --------
NET LOSS.................................................. $   (710) $(10,878) $ (9,804) $(38,885)
                                                            ========  ========  ========  ========

NET LOSS PER SHARE - Basic and diluted (Note 2)
  Continuing operations................................... $  (0.01) $  (0.57) $  (0.43) $  (2.09)
  Discontinued operation..................................    (0.02)    (0.03)    (0.06)    (0.09)
                                                            --------  --------  --------  --------
                                                           $  (0.03) $  (0.60) $  (0.49) $  (2.18)
                                                            ========  ========  ========  ========
Shares Used in Per Share Computations
  (Basic and diluted).....................................   20,860    17,992    19,973    17,857
                                                            ========  ========  ========  ========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

                                                            Three Months Ended   Nine Months Ended
                                                               September 30,       September 30,
                                                            ------------------  ------------------
                                                              2001      2000      2001      2000
                                                            --------  --------  --------  --------
Net loss.................................................. $   (710) $(10,878) $ (9,804) $(38,885)
Reversal of unrealized gains and (losses) on
  marketable securities sold during the current period....       (5)      --         (5)     (644)
Unrealized gains and (losses) on marketable securities
  classified as available for sale in the current period..      --          7       --         28
Foreign currency translation adjustments..................    1,085      (638)     (249)     (917)
                                                            --------  --------  --------  --------
   Total comprehensive income (loss)...................... $    370  $(11,509) $(10,058) $(40,418)
                                                            ========  ========  ========  ========

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            ----------------------
                                                               2001        2000
                                                            ----------  ----------
OPERATING ACTIVITIES:
  Net loss from continuing operations..................... $   (8,660) $  (37,296)
  Adjustments to reconcile net loss to net
    cash used in continuing operating activities:
    Depreciation and amortization.........................      2,440       2,727
    Non-cash interest expense.............................        861       1,108
    Loss on disposal of property and equipment............        195         114
    Loss on disposal of discontinued operation............       (381)        --
    Changes in assets and liabilities:
      Accounts receivable.................................     (2,685)     (6,149)
      Other receivables...................................      1,481       1,018
      Inventories.........................................      1,733       9,954
      Prepaid expenses and other current assets...........      5,326        (715)
      Accounts payable....................................     (4,661)      4,523
      Accrued liabilities.................................      3,425       8,097
      Deferred revenue....................................     (2,369)        183
                                                            ----------  ----------
     Net cash used in continuing operating activities.....     (3,295)    (16,436)
                                                            ----------  ----------
     Net cash used in discontinued operation..............     (2,563)     (1,589)
                                                            ----------  ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment.....................       (839)     (2,672)
  Maturities of short-term investments....................      1,556       6,451
  Proceeds from the sale of discontinued operation              1,800         --
  Purchase of short-term investments......................        --         (199)
  Other assets............................................      3,081      (5,281)
                                                            ----------  ----------
      Net cash provided by (used in) investing activities.      5,598      (1,701)
                                                            ----------  ----------
FINANCING ACTIVITIES:
  Sale of common stock....................................     19,948      17,631
  Note payable borrowings.................................        355       6,281
  Note payable repayments.................................    (13,072)     (2,848)
  Repayment of capital lease obligations..................       (226)       (455)
                                                            ----------  ----------
      Net cash provided by financing activities...........      7,005      20,609
                                                            ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................       (249)       (917)
                                                            ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................      6,496         (34)
CASH AND CASH EQUIVALENTS, Beginning of period............     19,046      16,862
                                                            ----------  ----------
CASH AND CASH EQUIVALENTS, End of period.................. $   25,542  $   16,828
                                                            ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
     net of interest capitalized.......................... $    2,877  $      604
                                                            ==========  ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property acquired under capital leases.................. $      --   $      565
                                                            ==========  ==========
  Warrants issued in connection with financing............ $      --   $      744
                                                            ==========  ==========
  Unrealized loss on investments.......................... $       (5) $     (616)
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

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. Certain reclassifications to the September 30, 2000 condensed consolidated financial statements were made in order to conform to the current quarter condensed consolidated financial statements presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period plus the common shares issuable if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options and convertible notes payable, aggregating 953,364 shares and 755,901 shares as of September 30, 2001 and 2000, respectively, have been excluded from diluted net loss per share, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (amounts in thousands, except per share figures):

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                    ------------------------  -----------------------
                                       2001         2000         2001        2000
                                    -----------  -----------  ----------  -----------
Net loss (numerator):
  Continuing operations........... $       329  $    10,366  $    8,660  $    37,296
  Discontinued operation..........         381          512       1,144        1,589
                                    -----------  -----------  ----------  -----------
                                   $       710  $    10,878  $    9,804  $    38,885
                                    ===========  ===========  ==========  ===========

Shares (denominator)
   Weighted average common shares
     outstanding..................      20,860       17,992      19,973       17,857
                                    ===========  ===========  ==========  ===========

Net loss per share - basic and
  diluted
  Continuing operations........... $      0.01  $      0.57  $     0.43  $      2.09
  Discontinued operation..........        0.02         0.03        0.06         0.09
                                    -----------  -----------  ----------  -----------
                                   $      0.03  $      0.60  $     0.49  $      2.18
                                    ===========  ===========  ==========  ===========

3. Comprehensive Loss

The following are the components of accumulated other comprehensive loss (in thousands):

                                   September 30, December 31,
                                       2001         2000
                                    -----------  -----------
Unrealized gain (loss) on
  investments .................... $         1  $         6
Accumulated translation
  adjustments ....................      (2,461)      (2,212)
                                    -----------  -----------
    Total......................... $    (2,460) $    (2,206)
                                    ===========  ===========

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market consist of (in thousands):

                                   September 30, December 31,
                                       2001         2000
                                    -----------  -----------
Raw materials..................... $     3,138  $    18,860
Work-in-progress..................      14,290       14,107
Finished goods....................       5,565        7,089
                                    -----------  -----------
    Total......................... $    22,993  $    40,056
                                    ===========  ===========

In addition to these inventories, the Company has classified approximately $15 million of raw materials inventory as other assets in the accompanying consolidated balance sheet at September 30, 2001, as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months.

5. Notes Payable

Notes payable consist of (in thousands):

                                                September 30, December 31,
                                                    2001         2000
                                                 -----------  ----------
Note payable to Aventis........................ $     9,000  $   15,000
Discount on note payable to Aventis............        (912)     (1,707)
Convertible note...............................       9,756       9,691
Note payable to Abbott Laboratories............      16,000      16,000
Note payable to FINOVA.........................         --        5,000
Other debt.....................................       1,776       3,492
                                                 -----------  ----------
    Total......................................      35,620      47,476
Less current portion...........................      (5,405)    (12,797)
                                                 -----------  ----------
Long-term...................................... $    30,215  $   34,679
                                                 ===========  ==========

As of December 31, 2000 the Company had an agreement with FINOVA Capital Corporation ("FINOVA") to provide a line of credit of up to $30 million (the "Loan Agreement"). At December 31, 2000 and through May 11, 2001, the Company was in default of the Tangible Net Worth covenant under the Loan Agreement as a result of the reserve the Company took against inventory during 2000 due to the SangCya Oral Solution recall. The Loan Agreement did not provide for a cure period for such a default. The parties entered into an Amendment dated May 11, 2001, which provided that the Loan Agreement would terminate as of December 31, 2001, the portion of the line of credit collateralized by accounts receivable and inventory would be eliminated and FINOVA would waive the default and all early termination penalties with respect to the Loan Agreement. Subsequently, the Company repaid the loan balance of $5 million on June 29, 2001, thereby terminating the Loan Agreement. Since the loan has been repaid, the $5 million compensating cash balance previously classified as other current assets has now been classified as cash in the accompanying condensed consolidated balance sheet.

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

7. Discontinued Operation

On March 13, 2001, the Company committed to a formal plan to sell its division known as The Transplant Pharmacy ("TTP"). On April 20, 2001, the Company closed the sale of TTP to Chronimed for $1.8 million in cash. The Company retained the inventory and accounts receivable related to the business and is in the process of converting these assets into cash. The disposition of TTP has been accounted for as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, and prior period consolidated statements of operations and cash flows have been restated to account for TTP as a discontinued operation. During the three months ended September 30, 2001 the Company recorded a loss on disposal of $381,000 for the discontinued operation, primarily related to estimated future lease obligations for facilities supporting TTP.

The condensed consolidated balance sheets at September 30, 2001 and December 31, 2000, include the remaining assets and liabilities of TTP as follows (in thousands):

                                                September 30, December 31,
                                                    2001         2000
                                                 -----------  ----------
Accounts receivable - net...................... $        84  $    3,986
Inventories....................................          22       1,137
Other assets...................................         --           96
Accounts payable and accrued expenses..........        (297)       (601)
                                                 -----------  ----------
Net assets of discontinued operation........... $      (191) $    4,618
                                                 ===========  ==========

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

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The remaining provisions of SFAS No. 140, which became effective for transactions entered into after March 31, 2001 had no effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of $ 9,750,000 at the date of adoption and annual amortization of $1,392,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company will evaluate existing goodwill and intangibles under the transitional impairment test in SFAS No. 142 and, accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, " and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the impact this statement may have on its financial position or results of operations.

10. Litigation

Novartis Patent Litigation re Gengraf

Novartis sued Abbott claiming that Gengraf® (cyclosporine capsule, USP, MODIFIED), infringes certain Novartis patents. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the U.S., but to date Novartis has not moved for a preliminary injunction. The trial date has been postponed to February 20, 2002. Abbott informed the Company that it does not believe it infringes the Novartis patents. The Company has not been named a defendant in this lawsuit, and under the Company's agreement with Abbott, Abbott is obligated to indemnify the Company against such suits. The course of litigation is inherently uncertain, however, Novartis may choose to name the Company in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to the Company's interests. Should the Company be named in this suit, the Company may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market.

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

U.K. Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court's decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice ("ECJ"). No date has been set for the ECJ hearing, but it is likely to be scheduled sometime in late 2001 or early 2002, with a ruling approximately six months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case.

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

Italian Regulatory/Trade Secret Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat S.r.l., an Italian subsidiary of the Company, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, the Company implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, the Company is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya Oral Solution dossier. While the summons acknowledges that the U.K. High Court did not invalidate the SangCya Oral Solution marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. To the best of the Company's knowledge, Novartis Italy has not filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal was scheduled for January 2001. The Company filed its response to the complaint at that time, and the hearing has been postponed until June 2002.

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

Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued the Company's French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001 the Company and IMTIX-SangStat were notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge of $3,250,000 to other expense - net for the six months ended June 30, 2001, which, combined with reserves recorded in fiscal 2000, fully provide for the court award. IMTIX-SangStat believes that the ruling was in error and has appealed the decision. The hearing for the appeal was heard on November 8, 2001 and a decision is expected in approximately two months.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Except for the historical information contained herein, the discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein. In particular, we have included forward-looking statements regarding the following: (i) our strategy; (ii) the anticipated timing of our regulatory filings and approvals; (iii) other product development efforts that we intend to undertake, including expanded uses and indications for existing products, and the related capital outlays; (iv) the growth of our product sales and markets; (v) expected results of our on-going litigation; and (vi) our future revenue and expenses, including expectations regarding liquidity. We disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ.

Results of Operations - Three and Nine Months Ended September 30, 2001 and 2000

SangStat is a biotechnology company building on its foundation in transplantation to discover, develop and market therapeutic products in the transplantation, immunology and hematology/oncology areas. Since 1988, we have been dedicated to improving the outcome of organ and bone marrow transplantation through the development and marketing of products to address all phases of transplantation in the worldwide market. Our U.S. headquarters are in Fremont, California. We also maintain a strong European presence, including direct sales and marketing forces in the major European markets and distributors throughout the rest of the world.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with an expected net carrying value of $ 9,750,000 at the date of adoption and annual amortization of $1,392,000 that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will evaluate existing goodwill and intangibles under the transitional impairment test in SFAS No. 142 and, accordingly, have not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. We are currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, " and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 on January 1, 2002. We have not yet determined the impact this statement may have on our financial position or results of operations.

Revenues. Net sales of pharmaceutical products for the three months ended September 30, 2001 were $24,311,000, an increase of $8,158,000 or 51% over net sales of $16,153,000 for the three months ended September 30, 2000. Net sales of pharmaceutical products for the nine months ended September 30, 2001 were $64,841,000, an increase of $22,115,000 or 52% over net sales including product recall returns of $42,726,000 for the nine months ended September 30, 2000. The increase for the three months ended September 30, 2001 was due to higher sales of Gengraf, which was launched in the U.S. in May 2000, and increased sales of Thymoglobulin in the U.S. These same factors were the primary reason for the increase for the nine months ended September 30, 2001. However, sales of Thymoglobulin outside the U.S. were also higher than the prior nine month period.

Included in total revenues of pharmaceutical products was revenue from collaborative agreements of $789,000 for the three months ended September 30, 2001, an increase of $48,000 or 6% over revenue from collaborative agreements of $741,000 for the three months ended September 30, 2000. Revenue from collaborative agreements was $2,368,000 for the nine months ended September 30, 2001, an increase of $411,000 or 21% over revenue from collaborative agreements of $1,957,000 for the nine months ended September 30, 2000. For all periods, this revenue relates to milestone payments from Abbott Laboratories under the co-promotion agreement for cyclosporine. The unamortized portion of these milestone payments is shown as deferred revenue on our condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement.

Cost of sales. Cost of product sales and manufacturing expenses were $11,641,000 for the three months ended September 30, 2001, an increase of $5,324,000 or 84% over cost of sales of $6,317,000 for the three months ended September 30, 2000. Cost of sales and manufacturing expenses were $29,584,000 for the nine months ended September 30, 2001, an increase of $11,028,000 or 59% over cost of product sales of $18,556,000 for the nine months ended September 30, 2000. For both periods, the increase in cost of product sales and manufacturing expenses was primarily due to increased sales of pharmaceutical products combined with the higher cost of Gengraf as compared to our other products. We anticipate an increase in our total cost of product sales and manufacturing expenses in the fourth quarter of 2001 due to an increase in royalties due to Aventis on sales of Thymoglobulin, an increase in manufacturing costs at our Lyon, France production facility resulting from a program to improve quality assurance and control, and the higher cost of sales of Gengraf, if Gengraf sales continue to increase as a percentage of total revenues. We further anticipate that this increase in costs may result in a lower gross margin in the fourth quarter of 2001 and that gross margin may remain at this lower level throughout 2002. Total cost of sales for the nine months ended September 30, 2000 included a product recall reserve of $11,561,000 for SangCya Oral Solution that was taken in the second quarter of 2000. No such reserve has been recorded in 2001.

Research and development. Research and development expenses were $4,899,000 for the three months ended September 30, 2001, a decrease of $2,455,000 or 33% from research and development expenses of $7,354,000 for the three months ended September 30, 2000. Research and development expenses were $13,647,000 for the nine months ended September 30, 2001, a decrease of $1,702,000 or 11% from research and development expenses of $15,349,000 for the nine months ended September 30, 2000. The decrease in spending on research and development mainly relates to a license fee payment and SangStat's share of prior development costs incurred by Abgenix for ABX-CBL totaling $3,400,000 for both the three and nine month periods ended September 30, 2000, respectively, which did not recur in 2001, and a decrease in spending on SangCya Oral Solution and related products. This decrease in spending was partially offset by an increase in spending on RDP58 and ABX-CBL during the three and nine month periods ended September 30, 2001.

While we allocate scientists and track resources when required pursuant to the terms of a partnering or similar arrangement, members of our research team typically work on a number of products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximizing the benefit of our investment.  Accordingly, the Company has not and does not intend to separately track the costs for each of its research projects so as to enable accurate disclosure of the actual costs incurred to date on a product by product basis.  For the three and nine months ended September 30, 2001, however, we estimate that the majority of our research and development expense was associated with our three leading product candidates, RDP58, ABX-CBL and cyclosporine capsules.  The balance of our expense was associated primarily with ongoing development of our marketed products, primarily clinical trials for Thymoglobulin, and early-stage product candidates.

We have completed Phase I clinical trials for RDP58 and subsequently started a Phase IIa trial in October 2001. We currently expect this trial to be completed during the second quarter of 2002. We are also conducting a Phase II / III trial for ABX-CBL, for which we expect to complete patient enrollment in the second quarter of 2002. We are conducting bioequivalence studies in normal volunteers for a cyclosporine capsule which we expect to complete in last quarter of 2001. If the results from this bioequivalence study are favorable we then expect to proceed to file for marketing approval for this product in a European country which we currently estimate will occur in the first quarter of 2002. We also have under way two clinical trials involving Thymoglobulin. One trial compares Thymoglobulin with Simulect. The design of the trial included a pilot study to statistically determine the number of patients. We have completed the pilot study and have expanded the number of patients in this trial. We now expect to have preliminary data in August 2002 and final results in May 2003. The second trial investigates the use of Thymoglobulin in myelodysplastic syndrome; we expect to complete this trial in the second quarter of 2003. Of course our time line is an estimate that is subject to change from time to time. Due to the inherent risks and uncertainties associated with the development of our proposed drugs, we are unable to further specify with meaningful certainty the estimated completion date or estimated cost of completion of our proposed products, or whether any of our products will eventually be successfully developed.  For a discussion of the risks and uncertainties surrounding the development and cost of these products and effectively precluding such disclosure, see "Risk Factors - If we do not develop and market new products, our business will be harmed".

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 were $7,949,000, a decrease of $4,271,000 or 35% over selling, general and administrative expenses of $12,220,000 for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $25,455,000, a decrease of $8,336,000 or 25% over selling, general and administrative expenses of $33,791,000 for the nine months ended September 30, 2000. The decrease in expenses for the three and nine months ended September 2001 reflects the results of SangStat's cost control efforts through the continuation of its cost-containment program, including a reduction in launch and marketing expenses for Gengraf, a reduction in SangStat's share of Phase IV Gengraf study expenses, and a reduction in legal expenses associated with the Novartis lawsuit.

Other expense - net. Other expense - net for the three months ended September 30, 2001 was $498,000, compared to $840,000 for the three months ended September 30, 2000. Other expense - net for the nine months ended September 30, 2001 was $5,795,000, compared to $1,572,000 for the nine months ended September 30, 2000. The decrease in other expense - net for the three months ended September 30, 2001 was due to the absence of interest charges related to the FINOVA loan as the full balance was repaid during the second quarter ended June 30, 2001 as well as an increase in both realized and unrealized foreign exchange gains on our foreign denominated assets and liabilities. The increase in other expense - net for the nine months ended September 30, 2001 is attributable to the following:

  $3,250,000 charge related to a breach of contract suit in Europe;
  $437,000 gain on sale of marketable securities which was recognized in 2000;
  $287,000 net increase in fixed asset disposal / retirement losses; and
  $249,000 net increase in interest and other miscellaneous expenses (including the effects of the FINOVA loan termination agreement, partially offset by an $856,000 reimbursement claim we received from a supplier).

Income taxes. For the nine months ended September 30, 2001, we recorded a tax provision of $345,000 for European income taxes based upon the results of our European affiliates for the nine months of 2001. For the nine months ended September 30, 2000 we recorded a tax provision of $106,000 based on the results of our European affiliates for the corresponding nine months of fiscal 2000.

Net loss from continuing operations. Net loss from continuing operations for the three months ended September 30, 2001 was $329,000, a decrease of $10,037,000 or 97% compared to the net loss of $10,366,000 for the three months ended September 30, 2000. Net loss from continuing operations for the nine months ended September 30, 2001 was $8,660,000, a decrease of $28,636,000 or 77% compared to the net loss of $37,296,000 for the nine months ended September 30, 2000. The decrease in net loss for the three and nine months ended September 30, 2001 was primarily due to higher product sales and lower selling, general and administration costs, partially offset by higher cost of sales and manufacturing expenses, resulting primarily from the higher product sales, and higher research and development expenses. In addition, the nine months ended September 30, 2000 included product recall expenses totaling $11,986,000 that did not recur in 2001.

Net loss from operations of discontinued operation. Net loss for transplantation services for the three months ended September 30, 2001 was zero compared to a net loss of $512,000 for the three months ended September 30, 2000. Net loss for transplantation services for the nine months ended September 30, 2001 was $763,000 compared to a net loss of $1,589,000 for the nine months ended September 30, 2000. For both periods, the change in net loss reflects the sale of our transplantation services business that closed on April 20, 2001.

Net loss from disposal of discontinued operation. Net loss on disposal represents sale proceeds of $1,800,000 less estimated expenses of $2,181,000 incurred for the discontinued operation. These expenses primarily related to the costs associated with the closing down of TTP operation including the employee severance and the estimated future lease obligations for the facilities supporting TTP.

Impact of Litigation

The cyclosporine products that we sell are involved in litigation. We believe that these lawsuits are without merit and that we or Abbott will prevail in these matters. Although we are optimistic that these disputes will ultimately be resolved in our or Abbott's favor, the course of litigation is inherently uncertain. With respect to Novartis' patent infringement lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, our revenues would be reduced. With respect to the European regulatory and trade secret lawsuits, Novartis' requested relief, if granted, could have a negative economic impact on us depending on how the MCA would proceed with our Marketing Authorization Application (MAA) for its capsule product. The MCA could approve our MAA for cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data or the MCA could decide not to approve our MAA for its cyclosporine capsule until the expiration of the ten year data exclusivity period for Neoral capsules (May 2004). If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have an adverse impact on our future revenues and results of operations. With respect to the FDA lawsuit, Novartis' requested relief would mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm revenues. The litigation, if not resolved favorably to us, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Currently, none of these lawsuits involves significant time, resources or expense. The U.K. regulatory litigation may require additional time and expense towards the end of 2001 or early 2002 as we prepare for the European Court of Justice hearing.

Liquidity and Capital Resources

During the first nine months of 2001 and 2000, the net cash used in continuing operating activities was approximately $3,295,000 and $16,436,000, respectively. The decrease in net cash used in operating activities in the first nine months of 2001 was due substantially to a significant reduction in net loss and a reduction in other current assets due to the reclassification of $5,000,000 to cash and cash equivalents. This cash had previously been treated as restricted since it served as collateral for the loan with FINOVA. However, the loan was repaid in June 2001 and the cash is no longer restricted. Other factors contributing to the net cash provided by operating activities included an increase in accrued liabilities and a decrease in other receivables. Net cash used in continuing operating activities during the first nine months of 2000 was due to the net loss for the period and an increase in other current assets following the establishment of a collateral account for the FINOVA loan, partially offset by a reduction in inventories, and increases in accounts payable and accrued liabilities. The reduction in inventories was primarily due to provisions of $11,561,000 relating to the product recall, which resulted in a corresponding increase in net loss for the period. For both periods presented, the net cash used in discontinued operation approximated the net loss of The Transplant Pharmacy. As of September 30, 2001, we had cash, cash equivalents and short-term investments of $25,542,000 and total assets of $108,519,000.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $5,598,000 as compared to the cash used in of $1,701,000 for the same period in 2000. The amount for the nine months ended September 30, 2001 is primarily the result of a decrease in other assets, purchases of property and equipment and proceeds from the sale of The Transplant Pharmacy, partially offset by maturities of short-term investments. For the nine months ended September 30, 2000, cash used was primarily due to an increase in other assets reflecting $5,000,000 cash used as collateral for the note payable to FINOVA Capital, and the purchases of property and equipment, partially offset by maturities of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $7,005,000 as compared to $20,609,000 for the same period in 2000. In both periods, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. In addition, we borrowed $5,000,000 from FINOVA in 2000, which was repaid in June 2001. We completed two private placements in January and June 2001 for aggregate proceeds of $18,999,485. In January 2001, we issued 421,000 shares of common stock with a group of institutional investors for aggregate proceeds of $3,999,500 pursuant to an agreement signed in December 2000. In June 2001, we issued 1,363,635 shares of common stock with a group of institutional investors for aggregate proceeds of $14,999,985. In both cases, the shares were issued at a discount to the closing market price on the date the agreements were signed. We intend to use the proceeds to fund working capital requirements and meet scheduled loan repayment obligations. In 2000, we issued 451,128 shares of common stock to an institutional investor in February 2000 for aggregate proceeds of $15,000,006 and in December 2000, we issued 894,800 shares of common stock with a group of institutional investors for aggregate proceeds of $8,500,600.

In April 2000, we signed an agreement with FINOVA Capital Corporation to provide a line of credit of up to $30,000,000. The agreement was for three years. The line of credit consisted of two elements: a $15,000,000 line of credit bearing interest at the prime rate and secured by a matching compensating cash balance, and a $15,000,000 line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory. As additional security for the line of credit, we granted FINOVA a first priority security interest in certain of our tangible and intangible assets and pledged the stock of our two French subsidiaries, IMTIX-SangStat SAS and SangStat Atlantique SA. The parties entered into an Amendment dated May 11, 2001, which provided that the Loan Agreement would terminate as of December 31, 2001, the portion of the line of credit collateralized by accounts receivable and inventory would be eliminated, and FINOVA would waive the existing default and all early termination penalties with respect to the Loan Agreement. Subsequently, we repaid the loan balance of $5,000,000 on June 29, 2001, thereby terminating the Loan Agreement. Since the loan has been repaid, the $5,000,000 compensating balance has been classified as cash.

In August 2000, we entered into a global co-development, supply and license agreement with Abgenix, Inc. for ABX-CBL, an antibody developed by Abgenix. The agreement provides us with an exclusive worldwide license for the marketing and sale of ABX-CBL, an anti-CD147 monoclonal antibody for the treatment of steroid resistant graft versus host disease (GVHD). ABX-CBL is currently in a multicenter, randomized, and controlled Phase II/III study. We made an initial license fee payment of $1,000,000 and an additional payment to Abgenix of $1,000,000 as partial reimbursement of one-half of the development costs incurred by Abgenix between January 1, 2000 and August 8, 2000. The agreement requires us to pay a further $900,000 as reimbursement of these development costs in two equal installments at the end of June 2001 and 2002, the first of which installments has been paid. Development costs incurred after August 8, 2000 are being shared equally, as would any potential profits from future sales of collaboration products. We share responsibility for product development, including the ongoing clinical trial. Abgenix will be responsible for manufacturing ABX-CBL. We also have the right, subject to the terms and conditions of the agreement, to commercialize other anti-CD147 antibodies developed by Abgenix. If ABX-CBL receives regulatory approval and is launched, we will be required to pay Abgenix for our share of development expenses incurred prior to January 1, 2000. The amount has not been determined, but the agreement limits our obligation to $6,100,000. We do not have any obligation to reimburse Abgenix until the first anniversary of the launch of ABX-CBL and the timing of reimbursement varies depending on ABX-CBL's sales.

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

Risk Factors

We have a history of operating losses and our future profitability is uncertain. We were incorporated in 1988 and have experienced significant operating losses since that date. As of September 30, 2001, our accumulated deficit was $187.4 million. We have not yet had a profitable quarter. To become profitable and maintain profitability, we will have to increase revenues sufficient to cover current operating losses and expected increases in development costs as we move our pipeline products through the development process to approval.

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
  limiting our manufacturing and selling, general and administrative expenses; and
  controlling research and development expenses.

Fluctuations in quarterly and annual operating results may decrease our stock price. Our quarterly and annual operating results may fluctuate due to a variety of factors, and these fluctuations may not match the expectations of investors and any securities analysts. This could cause the trading price of our common stock to decline. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our operating losses have been substantial each year since inception. We also expect our operating results to fluctuate significantly as a result of a number of factors, including:

  the uncertainty in the timing and the amount of revenue we earn upon product sales;
  our achievement of research and development milestones;
  expenses we incur for product development, clinical trials and marketing and sales activities;
  the introduction of new products by our competition;
  regulatory actions;
  market acceptance of our products;
  manufacturing capabilities;
  cost of litigation; and
  third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future. In particular, the realization of any of the risks described in this filing could have a significant and adverse impact on the market price for our stock.

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

We may not be able to manufacture or obtain sufficient quantities of our products, which could lead to product shortages and harm our business. Our manufacturing facility in Lyon must meet FDA standards of Good Manufacturing Practices and other regulatory guidelines. The FDA and other regulatory authorities inspect our manufacturing facility to ensure that it meets regulatory standards. We expect the FDA to inspect our Lyon facility again as part of its regular inspection process. That inspection was scheduled for October 2001 but the FDA notified us that the inspection would be delayed at least until February 2002. In addition, the Canadian Bureau of Biologics has requested an inspection of the Lyon facility but the date has not yet been set. If the FDA or Canadian authority believes that we are not complying with its guidelines, it can issue a warning letter or prevent the import of Thymoglobulin into the U.S. or Canada, which would reduce our revenues. In addition, Thymoglobulin and Lymphoglobuline are biological products, which are more difficult to manufacture than chemical compounds. We acquired the IMTIX division of Aventis in 1998, including certain manufacturing capabilities with respect to Thymoglobulin and Lymphoglobuline. Before the acquisition, certain batches of Thymoglobulin did not meet manufacturing specifications, resulting in a shortage of Thymoglobulin for commercial sale. We still rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization, a step in the manufacturing process which involves removing the water from the product, similar to freeze-drying. Aventis may not continue to effectively and continuously provide us these critical manufacturing services. In addition, we may have difficulties manufacturing Thymoglobulin or Lymphoglobuline in the future that may impair our ability to deliver products to our customers, which could reduce our revenues.

Although we use our own facilities, to manufacture Thymoglobulin and Lymphoglobuline, we rely on third parties to supply us with raw materials. These third parties may stop supplying us with the materials we need at any time, and we may have to find new suppliers. We have nine suppliers of rabbit serum used for the manufacturing of Thymoglobulin, but recently had a dispute with two of these suppliers. IFFA CREDO and Elevage Scientifique des Dombes two affiliated suppliers sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract after we reduced our orders of rabbit serum from them. As a result of a court ruling against us in this lawsuit, IMTIX-SangStat recorded a charge to other expense - net of $3,250,000 in the quarter ended March 31, 2001 which, combined with reserves recorded in fiscal 2000, fully provide for the court award of $3,600,000. Although we believe the ruling was in error and have appealed the decision, we may lose this appeal.

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

A change in marketing strategy and a delay in product approval have created excess perishable inventories that may result in significant reductions in our future gross margins. We have significant amounts of bulk cyclosporine active ingredient inventory that we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the U.S. and Europe. However, since we are now distributing Gengraf in the U.S. and we have withdrawn SangCya Oral Solution from the U.S. market, we are dependent on the European market to use this inventory. We recalled SangCya Oral Solution from the U.S. in July 2000 in response to a study in healthy volunteers that identified that SangCya is not bioequivalent to Neoral oral solution when mixed with apple juice as recommended in its labeling. In addition, since our CycloTech product is only intended for use with the SangCya Oral Solution, we have discontinued the distribution of CycloTech in the U.S. Although we plan to obtain marketing approval for a cyclosporine capsule product in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. We currently expect to file for marketing approval of a cyclosporine capsule product in a European country in the first quarter of 2002. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions of our bulk active ingredient in the future, which could significantly reduce the gross margin reported for that future period.

If we do not develop and market new products, our business will be harmed. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, manufacture, introduce and market new products and product candidates. We may not be able to successfully do this. Our product candidates will require extensive development and testing, as well as regulatory approval before marketing to the public. Our cyclosporine capsule product candidate in Europe has been delayed and we do not anticipate filing for approval of a cyclosporine capsule product in Europe until the first quarter of 2002. In addition, cost overruns and product approval delays could occur due to the following:

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

If our preclinical and clinical testing of potential products are unsuccessful, our business will be harmed. Before obtaining regulatory approvals for the sale of any of our product candidates, we must subject these candidates to extensive preclinical and clinical testing to establish their safety and efficacy. If these tests are unsuccessful, we will be unable to commercialize these products. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed.

The rate of completion of clinical trials depends, in part, on the enrollment of patients, which in turn depends on many factors such as the size of the patient population, the proximity of target patients to clinical sites, the eligibility criteria for the trial, the trial design, perceived risks and benefits, availability of the study drug and the existence of competitive experimental or approved therapies. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, trial delays or both.

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

Our litigation with Novartis may be resolved adversely and could be a drain on time and resources. While we have settled our patent litigation with Novartis regarding SangCya Oral Solution, we are involved in litigation with Novartis in the U.S., Italy and the U.K., which could potentially harm sales of Gengraf in the U.S. (due to the U.S. regulatory litigation which would impact the labeling for all generic cyclosporine products), and SangCya Oral Solution and our cyclosporine capsule product candidates in Europe. The course of litigation is inherently uncertain, and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management's attention.

Novartis' patent lawsuit against Abbott with respect to Gengraf may be resolved adversely. Novartis sued Abbott in August 2000 claiming that Gengraf infringes certain Novartis patents. The trial is scheduled for February 20, 2002. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the U.S. The course of litigation is inherently uncertain: Novartis may choose to name us in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to our interests. If Novartis names us in this suit, we may incur expenses before reimbursement, if any, by Abbott who is obligated under our agreement to indemnify us against such suits. Should Novartis succeed in obtaining a preliminary or permanent injunction, this injunction may temporarily or permanently remove Gengraf from the market. If Abbott or we were forced to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our revenues would decrease materially.

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

The drug industry is intensely price competitive and we expect we will face this and other forms of competition. Developments by others may render our products or technologies obsolete or noncompetitive, and we may not be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective, more convenient or less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products ,obtaining regulatory approvals of such products and manufacturing them. Accordingly, our competitors may succeed in commercializing products more rapidly than we can.

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

We depend on collaborative relationships and any failure by our strategic partners to perform may harm our competitive position. We have several strategic relationships for the development and distribution of our products. In particular, we have entered into a multi-year co-promotion, distribution and research agreement for Gengraf in the U.S. with Abbott. We are dependent upon Abbott for certain regulatory, manufacturing, marketing, and sales activities under the agreement. Abbott may not perform satisfactorily and any such failure may impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We have also entered into a Co-Development, Supply and License Agreement with Abgenix, Inc. with respect to the development, marketing and sale of ABX-CBL. We are dependent upon Abgenix for certain development and manufacturing activities under the agreement. Abgenix may not perform satisfactorily and any such failure may delay regulatory approval, product launch, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We may enter into additional collaborative relationships with corporate and other partners to develop and commercialize certain of our potential products. We may not be able to negotiate acceptable collaborative arrangements in the future, or such collaborations may not be available to us on acceptable terms or, if established, be scientifically or commercially successful.

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

Adverse economic conditions could affect our customers. A recession or other downturn in the U.S. or other regional economy could adversely affect our customers, including wholesalers, which could reduce our sales or make it more difficult to collect payments from them on a timely basis. Terrorist attacks in New York, Washington, D.C. and Pennsylvania in September of 2001 have disrupted commerce throughout the U.S. and Europe. The continued threat of terrorism within the U.S. and Europe and any ongoing military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of orders, a general decrease in spending on pharmaceutical products or our inability to effectively market and ship our products, our business and results of operations could be harmed. In particular, our Thymoglobulin and Lymphoglobuline products are perishable and require express shipping, which may be curtailed or delayed because of security restrictions and border inspections. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition.

The uncertainty of pharmaceutical pricing and reimbursement may decrease the commercial potential of our products. Our ability to successfully commercialize our products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. The pricing, availability of distribution channels and reimbursement status of newly approved healthcare products is highly uncertain. Health care providers may purchase Thymoglobulin for off-label use (that is, a use not specifically approved by the FDA or similar authority for other countries). Actions by the FDA or other authority to prevent off-label use or a decision by third party payors not to pay for off- label use would adversely affect sales. As a result, adequate third-party coverage may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in product development. In certain foreign markets, pricing or profitability of healthcare products is subject to government control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict the adoption of any such legislative or regulatory proposals or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could harm our ability to raise capital, and the adoption of such proposals or efforts could harm our results of operations. Further, to the extent that such proposals or efforts harm other pharmaceutical companies that are our prospective corporate partners, this may reduce our ability to establish corporate collaborations. In addition, third-party payers are increasingly challenging the prices charged for medical products and services. We do not know whether consumers, third-party payers and others will consider our products and product candidates, if approved, cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

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

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings

Novartis Patent Litigation

Novartis vs. Abbott

Novartis sued Abbott claiming that Gengraf® (cyclosporine capsule, USP, MODIFIED), infringes certain Novartis patents. Novartis' complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the U.S., but to date they have not moved for a preliminary injunction. The trial date has been set for February 20, 2002. Abbott informed us that it does not believe it infringes the Novartis patents. We have not been named a defendant in this lawsuit, and under our agreement with Abbott, Abbott is obligated to indemnify us against such suits. The course of litigation is inherently uncertain, however; Novartis may choose to name us in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to our interests. Should we be named in this suit, we may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market.

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

U.K. Regulatory Litigation - SangCya Oral Solution

On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency (the "MCA") to approve SangCya Oral Solution (Case No. HC- 1969/99). On March 30, 2000, the High Court in London dismissed Novartis' application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court's decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice ("ECJ"). No date has been set for the ECJ hearing, but it is likely to be scheduled sometime in late 2001 or early 2002, with a ruling approximately six months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case.

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

Italian Regulatory/Trade Secret Litigation

On May 5, 2000, Novartis Farma S.p.A. ("Novartis Italy") served IMTIX SangStat S.r.l., our Italian subsidiary, and IMTIX SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, we implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, we are responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya Oral Solution dossier. While the summons acknowledges that the U.K. High Court did not invalidate the SangCya Oral Solution marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. To the best of our knowledge, Novartis Italy has not filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal was scheduled for January 2001. We filed our response to the complaint at that time, and the hearing has been postponed until June 2002.

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

Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001, IMTIX-SangStat and we were notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge of $3,250,000 to other expense - net for the six months ended June 30, 2001, which, combined with reserves recorded in fiscal 2000, fully provide for the court award. IMTIX-SangStat believes that the ruling was in error and has appealed the decision. The hearing for the appeal was heard on November 8, 2001 and a decision is expected in approximately two months.

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

 None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS - The following exhibits are attached hereto and filed herewith:
Exhibits	Description
10.1	Form of Indemnification Agreement with the Company's directors, officers and certain other employees.

(b) We filed a Current Report on Form 8-K on July 10, 2001, July 13, 2001, and September 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation

(Registrant)

Dated: November 14, 2001

By:	/s/ Stephen G. Dance

Stephen G. Dance
Senior Vice President, Finance