Form 10-Q
period 2002-03-31
SANGSTAT MEDICAL CORP
filed 2002-05-14
CIK 913610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-22890

SANGSTAT MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3076-069
(State of incorporation)	(IRS Employer Identification No.)

6300 Dumbarton Circle
Fremont, CA 94555
(Address of principal executive office, Zip Code)

Registrant’s telephone number, including area code: 510-789-4300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes      ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES

Common Stock	26,367,534*

* As of April 30, 2002

SangStat Medical Corporation

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

SANGSTAT MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001 (1)
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$108,540	$32,822
Accounts receivable (net of allowance for doubtful accounts of $4,311 in 2002 and $4,072 in 2001)	20,698	19,872
Other receivables	2,199	480
Inventories	20,444	22,942
Prepaid expenses and other current assets	1,946	2,494
Total current assets	153,827	78,610

PROPERTY AND EQUIPMENT — net	5,487	5,469

GOODWILL	578	—
INTANGIBLE ASSETS (net of accumulated amortization of $3,500 in 2002 and $4,324 in 2001)	8,392	9,220
OTHER ASSETS	23,295	21,260
TOTAL	$191,579	$114,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,415	$22,019
Accrued liabilities	13,255	14,375
Capital lease obligations — current portion	169	177
Deferred revenue — current portion	3,158	3,158
Notes payable — current portion	5,390	5,615
Total current liabilities	45,387	45,344

CAPITAL LEASE OBLIGATIONS	283	326
DEFERRED REVENUE	5,528	6,317
NOTES PAYABLE	20,254	30,213

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 35,000 shares authorized; outstanding: 2002, 26,362 shares; 2001, 20,961 shares	309,722	222,521
Accumulated deficit	(186,337)	(187,015)
Accumulated other comprehensive loss	(3,258)	(3,147)

Total stockholders’ equity	120,127	32,359

TOTAL	$191,579	$114,559

(1) Derived from the Company’s audited consolidated financial statements at December 31, 2001.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUES:
Net product sales	$23,355	$19,535
Revenue from collaborative agreements	789	790
Total revenues	24,144	20,325

COSTS AND OPERATING EXPENSES:
Cost of product sales	10,623	8,621
Research and development	4,318	4,545
Selling, general and administrative	7,953	8,725
Amortization of intangible assets	250	348
Total costs and operating expenses	23,144	22,239

Income (loss) from continuing operations	1,000	(1,914)

OTHER INCOME (EXPENSE) — NET	111	(3,795)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,111	(5,709)

INCOME TAX PROVISION	433	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	678	(5,709)
NET LOSS FROM OPERATIONS OF DISCONTINUED OPERATION	—	(763)
NET INCOME (LOSS)	$678	$(6,472)

NET INCOME (LOSS) PER SHARE — BASIC
Continuing operations	$0.03	$(0.29)
Discontinued operation	—	(0.04)
Net income (loss)	$(0.33)	$(0.33)
NET INCOME (LOSS) PER SHARE — DILUTED
Continuing operations	$0.03	$(0.29)
Discontinued operation	—	(0.04)
Net income (loss)	$0.03	$(0.33)

Shares Used in Per Share Computations — Basic	24,032	19,414
Shares Used in Per Share Computations — Diluted	24,766	19,414

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$678	$(6,472)

Unrealized gains and losses on marketable securities classified as available for sale in the current period	—	1
Foreign currency translation adjustments	(111)	(718)
Total comprehensive income (loss)	$567	$(7,189)

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$678	$(5,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	634	882
Non-cash interest expense	210	326
Loss on disposal of property and equipment	7	177
Changes in assets and liabilities:
Accounts receivable	(826)	(2,437)
Other receivables	(1,719)	236
Inventories	201	1,568
Prepaid expenses and other current assets	548	(872)
Accounts payable	1,396	(2,705)
Accrued liabilities	(1,120)	3,254
Deferred revenue	(789)	(790)
Net cash used in continuing operating activities	(780)	(6,070)
Net cash used in discontinued operation	—	(763)
Net cash used in operating activities	(780)	(6,833)

INVESTING ACTIVITIES:
Purchases of property and equipment	(442)	(276)
Maturities of short-term investments	—	358
Purchases of short-term investments	—	(250)
Other assets	262	2,235
Net cash (used) provided by investing activities	(180)	2,067

FINANCING ACTIVITIES:
Sale of common stock	87,201	4,593
Notes payable borrowings	156	246
Notes payable repayments	(10,550)	(3,252)
Repayment of capital lease obligations	(51)	(164)
Net cash provided by financing activities	76,756	1,423

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(78)	(718)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,718	(4,061)

CASH AND CASH EQUIVALENTS, Beginning of period	32,822	19,046

CASH AND CASH EQUIVALENTS, End of period	$108,540	$14,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$449	$1,782

See notes to Condensed Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share amounts have been computed using the weighted average number of common shares outstanding during the periods presented. For the three month period ended March 31, 2002, calculation of diluted net income per share also includes the dilutive effect of outstanding stock options, and does not include the effect of outstanding convertible notes and warrants of 550,773 shares as these would be anti-dilutive for the periods presented. For the three month period ended March 31, 2001, we incurred a net loss and as such, we did not include the effect of outstanding stock options of 158,350 shares and the effect of outstanding convertible notes and warrants of 550,773 shares in the diluted net loss per share calculation as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss)
Continuing operations	$678	$(5,709)
Discontinued operation	—	(763)
Net income (loss)	$678	$(6,472)

Denominator:
Basic:
Weighted average number of common shares outstanding	24,032	19,414

Diluted:
Weighted average number of common shares outstanding	24,032	19,414
Common share equivalents — stock options	734	—
Weighted average number of common shares and common share equivalents	24,766	19,414

Basic net income (loss) per share
Continuing operations	$0.03	$(0.29)
Discontinued operation	—	(0.04)
Net income (loss)	$0.03	$(0.33)

Diluted net income (loss) per share
Continuing operations	$0.03	$(0.29)
Discontinued operation	—	(0.04)
Net income (loss)	$0.03	$(0.33)

3. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments. The balance at March 31, 2002 and December 31, 2001 was $3,258,000 and $3,147,000, respectively.

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$869	$2,976
Work in process	12,568	13,868
Finished goods	7,007	6,098
Total	$20,444	$22,942

In addition to these inventories, the Company has classified at March 31, 2002 and December 31, 2001 approximately $17,561,000 and $15,263,000, respectively, of raw materials inventory as other assets in the accompanying condensed consolidated balance sheet as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months.

5. Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002. SFAS No. 142 required that the net book value of assembled workforce intangibles be reclassified to goodwill on January 1, 2002. Further as required by SFAS No. 142, the Company performed a transitional impairment test as of January 1, 2002 and concluded that no impairment of goodwill was indicated. Intangible assets consist of the following (in thousands):

		March 31, 2002			December 31, 2001
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	14	$7,613	$1,903	$5,710	$7,613	$1,767	$5,846
Avoided royalties	14	2,514	628	1,886	2,514	584	1,930
Trademarks	10	763	267	496	763	248	515
Customer list	5	1,002	702	300	1,002	651	351
Assembled workforce	5	—	—	—	1,652	1,074	578
Total		$11,892	$3,500	$8,392	$13,544	$4,324	$9,220

Following the adoption of SFAS No. 142 all of the Company’s identifiable intangible assets are subject to amortization. The Company evaluated the useful lives of its acquired intangible assets in connection with the adoption of SFAS No. 142 and determined that no changes to the useful lives were necessary. Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, net loss for that period would have decreased by $83,000 with no effect on the reported net loss per share. Estimated annual amortization expense for the next five fiscal years ending December 31 is as follows (in thousands): 2002-$1,000; 2003-$950; 2004-$800; 2005-$800 and 2006-$800.

6. Notes Payable

Notes payable consist of (in thousands):

	March 31, 2002	December 31, 2001

Note payable to Aventis	$6,500	$9,000
Discount on note payable to Aventis	(540)	(727)
Convertible note	9,802	9,779
Note payable to Abbott Laboratories	8,000	16,000
Other debt	1,882	1,776
Total	25,644	35,828
Less current portion	(5,390)	(5,615)
Long-term	$20,254	$30,213

7. Issuance of Common Stock

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

8. Discontinued Operation

On March 13, 2001, the Company committed to a formal plan to sell its division known as The Transplant Pharmacy (“TTP”). On April 20, 2001, the Company closed the sale of TTP to Chronimed for  $1.8 million in cash. The Company retained the inventory and accounts receivable related to the business and has converted these assets into cash. The disposition of TTP has been accounted for as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Net sales and net loss from the discontinued operation of TTP was $4,199,000 and $763,000, respectively, for the three months ended March 31, 2001. Inventory and accounts receivable-net of reserves related to TTP were $1,060,000 and $3,204,000, respectively, at March 31, 2001.

9. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1,

2002.  The Company has evaluated existing goodwill under the transitional impairment test in SFAS No. 142 and, accordingly, has determined that no impairment was indicated. See Note 5.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,  and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. Adoption of this Statement did not have an impact on the Company’s financial position or results of operations.

10. Litigation

Novartis Patent Litigation With Respect to Gengraf

Novartis sued Abbott claiming that Gengraf® infringes its patents. Novartis’s complaint includes a plea for injunctive relief to prevent the sale of Gengraf in the U.S., but to date Novartis has not moved for a preliminary injunction. The trial is scheduled for July 23, 2002. Abbott informed the Company that it does not believe it infringes the Novartis patents. The Company has not been named a defendant in this lawsuit, and the Company has only limited access to information about it. Under the Company’s agreement with Abbott, Abbott is obligated to indemnify the Company against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to name the Company in this suit, Abbott may not prevail, or Abbott may choose to settle on terms adverse to the Company’s interests. Should the Company be named in this suit, the Company may incur expenses prior to reimbursement (if any) by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Gengraf may be temporarily or permanently removed from the market, or the Company and Abbott may be required to negotiate a license on unfavorable terms.

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

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. No date has been set for the ECJ hearing, but it is likely to be scheduled sometime in 2002, with a ruling approximately six months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case.

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

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued the Company’s French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001 the Company was notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge of $3,250,000 to other expense—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award. On March 22, 2002, the appeals court upheld the lower court decision and assessed interest against the Company of approximately $204,000 which was recorded as a charge to other expense—net for the year ended December 31, 2001.

The Company’s rabbit serum requirements are currently being met by its other suppliers.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and future results. In particular, we have included forward-looking statements regarding the following: (i) our anticipated financial results for 2002; (ii) the timeline and potential results of preclinical development and clinical trials; (iii) potential outcomes of our and Abbott’s litigation with Novartis; (iv) our plans for marketing a cyclosporine capsule in Europe; (v) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; and (vi) anticipated potential strategic collaborations with others. The cautionary statements appearing under the caption “Risk Factors,”  in this Quarterly Report on Form 10-Q and our other documents filed with the Securities and Exchange Commission should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. These forward-looking statements are based on our current expectations, and we disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We classify inventories not expected to be utilized within the next twelve months as long term assets. We evaluate our inventory levels based on our estimates of marketing approval and forecasts of future sales, among other things.  If these estimates or forecasts change at some time in the future we may be required to record additional charges for the write-down of excess or obsolete inventories. At March 31, 2002 we classified approximately $17,561,000 of bulk cyclosporine raw materials inventory, net of reserves, as other long term assets.

Foreign currency gains and losses

Many of our foreign sales are invoiced in local currencies, creating receivables denominated in currencies other than the U.S. dollar, primarily in the Euro and the Japanese yen but also in the U.K. pound. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. However, we may revise our hedging policy from time to time as our foreign operations change.  Gains and losses resulting from foreign currency transactions are included in other income (expense) — net in our statement of operations and were not significant for any period presented.

Income taxes

SangStat has operations in several countries other than the United States, including France where we manufacture Thymoglobulin.  This product is then sold to other SangStat entities in other countries, including the United States.  We believe that we record these sales at an appropriate transfer price, however it is possible that the tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions.  Any such assessment could require us to record an additional tax provision in our statement of operations.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption, and pursuant to the requirements of SFAS No. 142, assembled workforce intangibles were reclassified to goodwill. We have evaluated existing goodwill under the transitional impairment test in SFAS No. 142 and, have determined that no impairment was indicated. All of our identifiable intangible assets are subject to amortization. We evaluated the useful lives of our acquired intangible assets in connection with the adoption of SFAS No. 142 and determined that no changes to the useful lives were necessary. Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, net loss for that period would have decreased by $83,000 with no effect on the reported net loss per share.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of this Statement did not have an impact on our financial position or results of operations.

Results of Operations — Three Months Ended March 31, 2002 and 2001

Revenues. Total revenues for the three months ended March 31, 2002 were $24,144,000, an increase of $3,819,000 or 19% over total revenues of $20,325,000 for the three months ended March 31, 2001. The increase was due primarily to sales of Thymoglobulin and Gengraf in the U.S., which accounted for $2,413,000 and $1,976,000 of the increase, respectively. This increase was partially offset by lower sales of other products.

Included in total revenues was revenue from collaborative agreements of $789,000 and $790,000 for the three months ended March 31, 2002 and 2001, respectively. For both periods, this revenue relates to recognition of milestone payments from Abbott Laboratories under the co-promotion agreement for Gengraf. The unamortized portion of these milestone payments is shown as deferred revenue on the Company’s condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement.

Cost of sales. Cost of sales was $10,623,000 for the three months ended March 31, 2002, an increase of $2,002,000 or 23% over cost of sales of $8,621,000 for the three months ended March 31, 2001. The increase in cost of sales for the three months ended March 31, 2002 was due to the overall increase in sales and the higher relative cost of Gengraf as compared to our other products.

Research and development. Research and development expenses were $4,318,000 for the three months ended March 31, 2002, a decrease of $227,000 or 5% from research and development expenses of $4,545,000 for the three months ended March 31, 2001. The decrease in spending on research and development mainly relates to expenses for SangStat’s negotiated share of development costs incurred by Abgenix for ABX-CBL that totaled approximately $1,234,000 for the three months ended March 31, 2001 as compared to approximately $685,000 for the three months ended March 31, 2002. This decrease in spending on ABX-CBL was partially offset by an increase in spending on RDP58 and the ongoing stability studies for our cyclosporine capsule.

While we allocate scientists and track resources when required pursuant to the terms of a partnering or similar arrangement, members of our research team typically work on a number of products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximizing the benefit of our investment.  Accordingly, we have not and do not intend to separately track the costs for each of our research projects so as to enable accurate disclosure of the actual costs incurred to date on a product by product basis.  For the three months ended March 31, 2002, however, we estimate that the majority of our research and development expense was associated with our three leading product candidates: RDP58, ABX-CBL and cyclosporine capsules. The balance of our expense was associated primarily with ongoing development of our marketed products, primarily clinical trials for Thymoglobulin, and early-stage product candidates.

We have completed Phase I clinical trials for RDP58 and subsequently started a Phase IIa trial in October 2001.  We currently expect to announce results of this trial in the second half of 2002.  We are also conducting a Phase II / III study for ABX-CBL, which we expect to complete by the end of 2002.  We are conducting bioequivalence and stability studies for a cyclosporine capsule. If the results from these studies are favorable, we expect to file for marketing approval for this product in a major European country, which we currently estimate will occur in late 2002.  We also have under way two clinical trials involving Thymoglobulin. One trial compares Thymoglobulin with Simulect. The study was closed early in March 2002, with a total enrollment of 279 participants out of a planned 340, after an interim analysis revealed significantly fewer acute rejections of implanted kidneys in patients treated with Thymoglobulin versus Simulect. The second trial investigates the use of Thymoglobulin in myelodysplastic syndrome; we aim to complete enrollment of patients into this study by the end of  2002. The primary end-point is 180 days after enrollment. Of course, our timeline is an estimate that is subject to change from time to time. Due to the inherent risks and uncertainties associated with the development of our proposed drugs, we are unable to further specify with meaningful certainty the estimated completion date or estimated cost of completion of our proposed products, or whether any of our products will eventually be successfully developed. For a discussion of the risks and uncertainties surrounding the development and cost of these products and effectively precluding such disclosure, see “Risk Factors -  If we do not develop and market new products, our business will be harmed.”

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 were $7,953,000, a decrease of $772,000 or 9% from selling, general and administrative expenses of $8,725,000 for the three months ended March 31, 2001.

The decrease in expenses for the three months ended March 31, 2002 reflects the results of SangStat’s cost control efforts through the continuation of its cost-containment program, a reduction in SangStat’s share of Phase IV Gengraf study expenses, and a reduction in legal expenses.

Other income (expense) - net. Other income (expense) - net for the three months ended March 31, 2002 was an income of $111,000, compared to an expense of $3,795,000 for the three months ended March 31, 2001. The following table shows the components of other income (expense) — net.

	Three Months Ended March 31,
	2002	2001
Interest expense — net	$(318)	$(698)
Net gains/(losses) on sales of fixed assets	300	(177)
Compensation received for a termination of manufacturing agreement	375	—
Reimbursement claim received from a supplier	—	856
Charge related to a breach of contract suit	—	(3,148)
Foreign exchange effects resulting from the impact of currency movements	(175)	(520)
Other, net	(71)	(108)
Other income (expense) — net	$111	$(3,795)

Income taxes. For the three months ended March 31, 2002, we recorded a provision of $433,000 for European income taxes compared to a zero provision for the three months ended March 31, 2001. The change in provision is attributable to the net income position of our European subsidiaries in the current period as compared to a net loss in the prior period.

Net income (loss) from continuing operations. Net income from continuing operations for the three months ended March 31, 2002 was $678,000, an increase of $6,387,000 or 112% as compared to the net loss of $5,709,000 for the three months ended March 31, 2001. The increase in net income for the three months ended March 31, 2002 was primarily due to higher product sales and lower selling, general and administration and research and development expenses, partially offset by higher cost of sales, resulting primarily from the higher product sales. In addition, the three months ended March 31, 2001 included a one-time charge of $3,148,000 related to a breach of contract suit.

Net loss from operations of discontinued operation.  Net sales of transplantation services for the three months ended March 31, 2001 was $4,199,000 and the net loss from transplantation services for the three months ended March 31, 2001 was $763,000. The change in the net loss reflects the sale of our transplantation services business that closed on April 20, 2001. There were no additional sales or losses incurred during the three months ended March 31, 2002.

Impact of Litigation

The cyclosporine products that we sell are involved in litigation. Novartis sued our collaborator Abbott, claiming that Gengraf violates their patents. Although we are optimistic that these disputes will ultimately be resolved in our or Abbott’s favor, the course of litigation is inherently uncertain. With respect to Novartis’s patent infringement lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, our revenues would be reduced. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a negative economic impact on us depending on how the U.K. Medicines Control Agency would proceed with our Marketing Authorization Application for our capsule product. The Medicines Control Agency could approve our Marketing Authorization Application for our cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data, or the agency could decide not to approve the application for our cyclosporine capsule until the expiration of the ten year data exclusivity period for Neoral capsules (May 2004). If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have an adverse impact on our business and operating results. With respect to the FDA lawsuit, Novartis’s requested relief would mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business and operating results. Currently, none of these lawsuits involves significant time, resources or expense. The U.K. regulatory litigation may require additional time and expense in 2002 as we prepare for the European Court of Justice hearing.

Liquidity and Capital Resources

During the first three months of 2002 and 2001, the net cash used in continuing operating activities was approximately $780,000 and $6,070,000, respectively.  The decrease in net cash used in operating activities in the first three months of fiscal 2002 was due substantially to a net income in 2002 as compared to a net loss in 2001 and increases in accounts payable and accounts receivable, partially offset by a reduction in net inventories and a decrease in accrued liabilities. The cash used in the discontinued operation approximated the net loss of the discontinued operation for the three months ended March 31, 2001. As of March 31, 2002, we had cash and cash equivalents of $108,540,000 and total assets of $191,579,000.

Net cash used in investing activities for the three months ended March 31, 2002 was $180,000 as compared to net cash provided by investing activities of $2,067,000 for the comparable quarter in 2001.  The amount for the period ended March 31, 2002 is primarily the result of purchases of property and equipment, partially offset by a decrease in other assets net of raw materials inventory. The amount in 2001 is primarily the result of the maturity of short-term investments and a decrease in other assets, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2002 was $76,756,000 as compared to $1,423,000 for the same period in 2001.  In both fiscal periods, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. On February 20, 2002, we completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds net of underwriting discounts of $84,145,500. In February 2002, we repaid $8 million of a note payable to Abbott Laboratories. We intend to use the remaining proceeds for repayment of existing debt and general corporate purposes, including in-licensing and partnering opportunities. In addition, we may use a portion of the net proceeds to acquire complementary products, product candidates or businesses. In January 2001, we completed a private placement of 421,000 shares of common stock with a group of institutional investors. The shares were issued at a discount to the closing market price on the date the agreements were signed, for aggregate proceeds of $3,999,500.

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

We were incorporated in 1988 and have experienced significant operating losses since that date. As of March 31, 2002, our accumulated deficit was $186.3 million. While the quarter ended March 31, 2002 was a profitable quarter, we may recognize losses in subsequent quarters for a variety of reasons. If we are unable to maintain or increase sales of our existing products, particularly Thymoglobulin, and develop and subsequently market our products in development, our business and operating results will be adversely affected.

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

Our quarterly and annual operating results may fluctuate due to a variety of factors, and these fluctuations may not match the expectations of investors and securities analysts. This could cause the trading price of our common stock to decline. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our operating losses have been substantial each year since inception.

We also expect our operating results to fluctuate significantly as a result of a number of factors, including:

•        the uncertainty in the timing and the amount of revenue we earn upon product sales, including seasonal fluctuations;

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

We face substantial competition.

Each of the drugs we develop competes with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to our products, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. A list of our key products and product candidates, identifying principal competitive products as well as the relevant competitors, is included in the Business section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under Competition.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Our exposure to market risks has not changed materially since December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings

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

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. No date has been set for the ECJ hearing, but it is likely to be scheduled sometime in 2002, with a ruling approximately six months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case.

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

None

ITEM 3.                 Defaults upon Senior Securities

None

ITEM 4.                 Submission of Matters to a Vote of Security Holders

None

ITEM 5.                 Other Information

None

ITEM 6.                 Exhibits and Reports on Form 8-K

(a)              EXHIBITS — The following exhibits are attached hereto and filed herewith:

Exhibits	Description

10.1 (1)

Purchase Agreement, dated February 4, 2002, by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Thomas Weisel Partners LLC and Wells Fargo Securities, LLC.

10.2	Nonqualified Deferred Compensation Plan

(1) Previously filed as an Exhibit to our Form 8-K filed on February 5, 2002.

(b)	We filed a Current Report on Form 8-K on February 5, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SangStat Medical Corporation
(Registrant)

Date: May 13, 2002	By:	/s/ Stephen G. Dance
Stephen G. Dance
Senior Vice President, Finance
(Principal Financial Officer and
Principal Accounting Officer)