Form 10-Q
period 2002-09-12
SANGSTAT MEDICAL CORP
filed 2002-11-12
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒   Yes      ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES

Common Stock	26,435,049*

* As of October 31, 2002

SANGSTAT MEDICAL CORPORATION

FORM 10-Q

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2002	December 31, 2001
	(unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,913	$32,822
Short-term investments	20,033	—
Accounts receivable (net of allowances of $3,721 in 2002 and $4,072 in 2001)	22,854	19,872
Other receivables	1,587	480
Inventories	24,867	22,942
Prepaid expenses and other current assets	2,204	2,494
Total current assets	158,458	78,610

PROPERTY AND EQUIPMENT — net	5,753	5,469

GOODWILL	578	—
INTANGIBLE ASSETS (net of accumulated amortization of $4,000 in 2002 and $4,324 in 2001)	7,892	9,220
OTHER ASSETS	22,799	21,260
TOTAL	$195,480	$114,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,149	$22,019
Accrued liabilities	12,638	14,375
Capital lease obligations — current portion	182	177
Deferred revenue — current portion	3,158	3,158
Notes payable — current portion	4,970	5,615
Total current liabilities	49,097	45,344

CAPITAL LEASE OBLIGATIONS	239	326
DEFERRED REVENUE	3,948	6,317
NOTES PAYABLE	15,458	30,213

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 40,000 shares authorized; outstanding: 2002, 26,429 shares; 2001, 20,961 shares	310,398	222,521
Accumulated deficit	(181,921)	(187,015)
Accumulated other comprehensive loss	(1,739)	(3,147)

Total stockholders' equity	126,738	32,359

TOTAL	$195,480	$114,559

(1) Derived from the Company's audited consolidated financial statements at December 31, 2001.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Net product sales	$32,510	$24,311	$85,992	$64,841
Revenue from collaborative agreements	790	789	2,369	2,368
Total revenues	33,300	25,100	88,361	67,209
COSTS AND OPERATING EXPENSES:
Cost of product sales	16,668	11,641	42,557	29,584
Research and development	4,440	4,899	13,868	13,647
Selling, general & administrative	8,826	7,949	25,456	25,455
Amortization of intangible assets	250	348	750	1,043
Total costs and operating expenses	30,184	24,837	82,631	69,729

Income (loss) from continuing operations	3,116	263	5,730	(2,520)

OTHER INCOME (EXPENSE) - NET	(166)	(498)	708	(5,795)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,950	(235)	6,438	(8,315)

INCOME TAX PROVISION	(342)	(94)	(1,344)	(345)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,608	(329)	5,094	(8,660)
NET LOSS FROM OPERATIONS OF DISCONTINUED OPERATION	—	—	—	(763)
NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATION	—	(381)	—	(381)
NET INCOME (LOSS)	$2,608	$(710)	$5,094	$(9,804)

NET INCOME (LOSS) PER SHARE - BASIC
Continuing operations	$0.10	$(0.01)	$0.20	$(0.43)
Discontinued operation	—	(0.02)	—	(0.06)
Net income (loss)	$0.10	$(0.03)	$0.20	$(0.49)

NET INCOME (LOSS) PER SHARE - DILUTED
Continuing operations	$0.10	$(0.01)	$0.19	$(0.43)
Discontinued operation	—	(0.02)	—	(0.06)
Net income (loss)	$0.10	$(0.03)	$0.19	$(0.49)

Shares Used in Per Share Computations - Basic	26,418	20,860	25,617	19,973
Shares Used in Per Share Computations - Diluted	26,993	20,860	26,361	19,973

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$2,608	$(710)	$5,094	$(9,804)
Reversal of unrealized losses on marketable securities sold during the current period		(5)		(5)
Unrealized gains and (losses) on short-term investments classified as available for sale in the current period	19	—	(23)	—
Foreign currency translation adjustments	146	1,085	1,431	(249)
Total comprehensive income (loss)	$2,773	$370	$6,502	$(10,058)

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$5,094	$(8,660)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,969	2,440
Non-cash interest expense	536	861
Loss on disposal of property and equipment	37	195
Loss on disposal of discontinued operation	—	(381)
Deferred income taxes	(559)	—
Changes in assets and liabilities:
Accounts receivable	(2,982)	(2,685)
Other receivables	(1,107)	1,481
Inventories	(4,030)	1,733
Prepaid expenses and other current assets	290	5,326
Other assets	566	3,081
Accounts payable	6,130	(4,661)
Accrued liabilities	(1,178)	3,425
Deferred revenue	(2,369)	(2,369)
Net cash provided by (used in) continuing operating activities	2,397	(214)
Net cash used in discontinued operation	—	(2,563)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,309)	(839)
Maturities of short-term investments	10,491	1,556
Proceeds from the sale of discontinued operation	—	1,800
Purchases of short-term investments	(30,547)	—
Net cash (used in) provided by investing activities	(21,365)	2,517

FINANCING ACTIVITIES:
Sale of common stock	87,877	19,948
Notes payable borrowings	1,487	355
Notes payable repayments	(17,423)	(13,072)
Repayment of capital lease obligations	(82)	(226)
Net cash provided by financing activities	71,859	7,005

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,200	(249)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,091	6,496

CASH AND CASH EQUIVALENTS, Beginning of period	32,822	19,046

CASH AND CASH EQUIVALENTS, End of period	$86,913	$25,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$886	$2,877

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on short-term investments	$(23)	$(5)

See notes to Condensed Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation (the “Company”) and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. Certain reclassifications to the September 30, 2001 condensed consolidated financial statements were made in order to conform to the current quarter condensed consolidated financial statement presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share amounts have been computed using the weighted average number of common shares outstanding during the periods presented. Basic net income (loss) per share are determined solely on common shares whereas diluted earnings per share include common equivalent shares, as determined under the treasury stock method. For the three and nine month periods ended September 30, 2002, calculation of diluted net income per share also includes the dilutive effect of outstanding stock options, and does not include the effect of outstanding convertible notes and warrants of 550,773 shares as these would be anti-dilutive for the periods presented. For the three and nine month periods ended September 30, 2001, the Company incurred a net loss and as such did not include the effect of outstanding stock options of 452,591 shares and the effect of outstanding convertible notes and warrants of 550,773 shares in the diluted net loss per share calculation as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Numerator:
Net income (loss)
Continuing operations	$2,608	$(329)	$5,094	$(8,660)
Discontinued operation	—	(381)	—	(1,144)
Net income (loss)	$2,608	$(710)	$5,094	$(9,804)

Denominator:
Basic:
Weighted average number of common shares outstanding	26,418	20,860	25,617	19,973

Diluted:
Weighted average number of common shares outstanding	26,418	20,860	25,617	19,973
Common share equivalents - stock options	575	—	744	—
Weighted average number of common shares and common share equivalents	26,993	20,860	26,361	19,973

Basic net income (loss) per share
Continuing operations	$0.10	$(0.01)	$0.20	$(0.43)
Discontinued operation	—	(0.02)	—	(0.06)
Net income (loss) per share	$0.10	$(0.03)	$0.20	$(0.49)

Diluted net income (loss) per share
Continuing operations	$0.10	$(0.01)	$0.19	$(0.43)
Discontinued operation	—	(0.02)	—	(0.06)
Net income (loss) per share	$0.10	$(0.03)	$0.19	$(0.49)

3. Accumulated Other Comprehensive Loss

The following are the components of accumulated other comprehensive loss (in thousands):

	September 30, 2002	December 31, 2001

Unrealized loss on short-term investments	$(23)	$—
Accumulated foreign currency translation adjustments	(1,716)	(3,147)
Total	$(1,739)	$(3,147)

4. Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$795	$2,976
Work in process	15,950	13,868
Finished goods	8,122	6,098
Total	$24,867	$22,942

In addition to these inventories, the Company has classified at September 30, 2002 and December 31, 2001 approximately $17,369,000 and $15,263,000, respectively, of raw materials inventory as other assets in the accompanying condensed consolidated balance sheets as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months.

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

		September 30, 2002			December 31, 2001
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	14	$7,613	$2,175	$5,438	$7,613	$1,767	$5,846
Avoided royalties	14	2,514	718	1,796	2,514	584	1,930
Trademarks	10	763	305	458	763	248	515
Customer list	5	1,002	802	200	1,002	651	351
Assembled workforce	5	—	—	—	1,652	1,074	578
Total		$11,892	$4,000	$7,892	$13,544	$4,324	$9,220

Following the adoption of SFAS No. 142 all of the Company’s identifiable intangible assets are subject to amortization. The Company evaluated the useful lives of its acquired intangible assets in connection with the adoption of SFAS No. 142 and determined that no changes to the useful lives were necessary. Had the provisions of SFAS No. 142 been applied for the three and nine months ended September 30, 2001, net loss for those periods would have decreased by $83,000 and $248,000 respectively, with no effect on the reported net loss per share for the three months ended September 30, 2001.  For the nine months ended September 30, 2001, the net loss per share would have decreased by $0.01. Estimated annual amortization expense for the next five fiscal years ending December 31 is as follows (in thousands): 2002-$1,000; 2003-$950; 2004-$800; 2005-$800 and 2006-$800.

6. Notes Payable

Notes payable consist of (in thousands):

	September 30, 2002	December 31, 2001

Note payable to Aventis	$4,000	$9,000
Discount on note payable to Aventis	(262)	(727)
Convertible note	9,849	9,779
Note payable to Abbott Laboratories	5,000	16,000
Other debt	1,841	1,776
Total	20,428	35,828
Less current portion	(4,970)	(5,615)
Long-term	$15,458	$30,213

7. Issuance of Common Stock

On February 20, 2002, the Company completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds, net of underwriting discounts, of approximately $84.1 million. The Company intends to use the proceeds for repayment of existing debt and general corporate purposes, including in-licensing and partnering opportunities. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary products, product candidates or businesses.

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

9. Discontinued Operation

On March 13, 2001, the Company committed to a formal plan to sell its division known as The Transplant Pharmacy (“TTP”). On April 20, 2001, the Company closed the sale of TTP to Chronimed for  $1.8 million in cash. The Company retained the inventory and accounts receivable related to the business and converted these assets into cash. The disposition of TTP has been accounted for as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Net sales and net loss from the discontinued operation of TTP were $4,199 and $1,144, respectively, for the nine months ended September 30, 2001.

10. Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for the Company’s fiscal year beginning January 1, 2003, however, early application is permitted. The Company is currently in the process of evaluating the impact of adoption of this Statement on its financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that  the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of this Statement to have a significant impact on its financial position and results of operations.

11. Litigation

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. On July 30, 2002, a jury found that Gengraf infringed one of the Novartis patents and awarded Novartis $5.0 million in damages and a judgment was entered on the verdict. Novartis filed for an injunction to prevent the sale of Gengraf in the U.S., but the judge has not ruled on the injunction. Abbott informed the Company that it believes the jury’s verdict is inconsistent and that it intends to appeal any adverse judgment. The Company has not been named a defendant in this lawsuit and is not liable for the damages awarded by the jury. Under the Company’s agreement with Abbott, Abbott is obligated to indemnify the Company against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain. Novartis may choose to sue the Company directly, Abbott may not prevail on its motions or on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to the Company’s interests. Should the Company be sued by Novartis, the Company may incur expenses prior to reimbursement, if any, by Abbott pursuant to Abbott’s indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, the Company and Abbott may be required to negotiate a license on unfavorable terms, or Gengraf may be temporarily or permanently removed from the market, which would decrease the Company’s revenues significantly and have a material adverse effect on the Company’s business and operating results. The Company might also be required to write-off all or a portion of its Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the U.S. Food and Drug Administration (the “FDA”) on February 11, 1999 in the United States District Court for the District of Columbia (Case No. 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit. The Court granted the Company’s motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. The Company remains a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and the Company to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. The Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receives no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on Gengraf revenues.

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. The ECJ hearing was held on November 7, 2002, with a ruling approximately six to twelve months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case. The Company no longer markets SangCya Oral Solution, but the outcome of the case may affect the filing of the Company’s cyclosporine capsule product currently under development.

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

Italian Regulatory/Trade Secret Litigation. On May 5, 2000, Novartis Farma S.p.a. (“Novartis Italy”) served IMTIX-SangStat S.r.l., an Italian SangStat subsidiary, and IMTIX-SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, the Company implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, the Company is responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya Oral Solution dossier. While the summons acknowledges that the U.K. High Court did not invalidate the SangCya Oral Solution marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. The Company does not believe that, Novartis Italy has filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal was scheduled for January 2001. The Company filed its response to the complaint at that time, and the hearing has been postponed until February 2003.

The Company does not have marketing approval for SangCya Oral Solution in Italy and does not intend to pursue such approval. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which the Company may obtain approval based upon a reference to the Neoral dossier, which the Company believes is intended to block its cyclosporine capsule currently in development from sale in Italy. The Company believes that resolution of this matter will depend on the resolution of the U.K. regulatory litigation, since the MCA’s actions are the basis for the Italian lawsuit.

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on the Company’s business and operating results. The Company might also be required to write-off all or a portion of its Gengraf inventory. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a material adverse effect on the Company if the European Court of Justice ruling prevents the Company from filing for marketing authorization of its cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  Alternatively, the Company could seek marketing authorization for its cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data. If the Company cannot obtain approval of its cyclosporine capsule in Europe until 2004, this could have a material adverse impact on the Company’s future operating results because of (a) the loss of potential revenue and (b) the Company may need to write-off some or all of its bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted, could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm the Company’s operating results. The litigation, if not resolved favorably to the Company, could have a material adverse effect on the Company’s business, and operating results. The U.S. and U.K. regulatory litigation may require time and expense in 2002 as the Company prepares for the European Court of Justice hearing and prepares motions for summary judgment in the U.S. FDA litigation.

12. Subsequent Events

On November 8, 2002, the Company entered into a strategic collaboration with Therapeutic Human Polyclonals, Inc. (“THP”) to develop and commercialize humanized polyclonal antibodies.  Humanized polyclonal antibodies build upon the current clinical successes of humanized monoclonal antibodies. SangStat’s financial commitments to THP under the collaboration agreements consist of product licensing fees, clinical milestone payments and royalties. As part of the transaction, the Company made an equity investment in THP of $3.2 million, with a commitment to invest an additional $3.2 million if certain technical milestones are met. These two equity investments are co-investments with Research Corporation Technologies, an independent technology management company.  The Company also has an option to make a substantial additional equity investment in THP as its technology matures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and future results. In particular, we have included forward-looking statements regarding the following: (i) the timeline and potential results of preclinical development and clinical trials; (ii) potential outcomes of our and Abbott’s litigation with Novartis; (iii) our plans for marketing a cyclosporine capsule in Europe; (iv) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; and (v) anticipated potential strategic collaborations with others. The cautionary statements appearing under the caption “Risk Factors”  in this Quarterly Report on Form 10-Q and our other documents filed with the Securities and Exchange Commission should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” in these documents as well as those discussed elsewhere herein. These forward-looking statements are based on our current expectations, and we disclaim any obligation to update these forward-looking statements for subsequent events or to explain why actual results differ.

SangStat is a global biotechnology company focused on immunology and working to discover, develop and market high value therapeutic products in the autoimmune, hematology/oncology and immunosuppression areas. We are headquartered in Fremont, California. We maintain a strong European and U.S. presence, including direct sales and marketing forces in major European markets and the U.S. and distributors in the rest of the world.

Historically, our business was comprised of two segments: pharmaceutical products and transplantation services. In October 2000, we implemented a new strategy focused on growing a core business in high value therapeutics that builds on our expertise in transplantation but extends into new therapeutic areas. As a result of this new strategy, we decided to dedicate significant resources to our pharmaceutical products segment, which consists of four marketed products and three principal product candidates. On April 20, 2001, we sold our transplantation services segment, The Transplant Pharmacy, to Chronimed for cash proceeds of $1.8 million. Consequently, the historical consolidated statements of operations and cash flows have been restated for all periods presented to account for the transplantation services segment business as a discontinued operation. Unless otherwise indicated, the following discussion relates to our continuing operations and excludes our discontinued operation.

On November 8, 2002, we entered into a strategic collaboration with Therapeutic Human Polyclonals, Inc. (“THP”) to develop and commercialize humanized polyclonal antibodies.  Humanized polyclonal antibodies build upon the current clinical successes of humanized monoclonal antibodies. Our financial commitments to THP under the collaboration agreements consist of product licensing fees, clinical milestone payments and royalties. As part of the transaction, we made an equity investment in THP of $3.2 million, with a commitment to invest an additional $3.2 million if certain technical milestones are met. These two equity investments are co-investments with Research Corporation Technologies, an independent technology management company.  We also have an option to make a substantial additional equity investment in THP as its technology matures.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Revenue from product sales, net of estimated sales allowances and rebates, is recognized upon receipt by the customer, when a purchase order has been received, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured.  We record estimated reductions to revenue for customer programs, including contract pricing agreements, promotions, other volume-based incentives and estimated future returns, in the same period as the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of return, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. In addition, our revenue recognition policy determines the timing of certain expenses, such as royalties that are recorded in the same period as the related revenue.  While we believe we can make reliable estimates for these revenue adjustments, the actual amounts realized could vary from our estimates and the amounts of such changes could affect our operating results.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We classify inventories not expected to be utilized within the next twelve months as long-term assets. We evaluate our inventory levels based on our estimates of marketing approval and forecasts of future sales, among other things.  If these estimates or forecasts change at some time in the future we may be required to record additional charges for the write-down of excess or obsolete inventories. At September 30, 2002 and December 31, 2001, we classified approximately $17.0 million and $15.0 million respectively, of bulk cyclosporine raw materials inventory, net of write-downs, as other long-term assets. The Company might be required to write-off all or a portion of its Gengraf inventory in the event of an unfavorable result in the pending Gengraf litigation between Abbott and Novartis. As of September 30, 2002, the Company had approximately $5.4 million of Gengraf inventory.

Foreign currency gains and losses

Many of our foreign sales are invoiced in local currencies, creating receivables denominated in currencies other than the U.S. dollar, primarily in the Euro and the Japanese yen but also in the U.K. pound. The risk due to foreign currency fluctuations associated with these receivables is partially reduced by local payables denominated in the same currencies, and presently we do not consider it necessary to hedge these exposures. However, we may revise our hedging policy from time to time as our foreign operations change.  Gains and losses resulting from foreign currency transactions are included in other income (expense) – net in our statement of operations.

Income taxes

We have operations in several countries other than the United States, including France where we manufacture Thymoglobulin.  This product is then sold to other SangStat entities in other countries, including the United States.  We believe that we record these sales at an appropriate transfer price. However it is possible that the tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require us to record an additional tax provision in our statement of operations and to alter our expectations as to future operating results.

We have substantial deferred tax assets that relate to prior period losses, primarily in the United States.  We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets.  In most cases, we have assumed that we will not be able to generate sufficient future taxable income to timely realize these assets and have created valuation reserves to reduce the net asset values to zero.  If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should the Company generate taxable income.  At September 30, 2002 and December 31, 2001, we had approximately $75.0 million of valuation allowances related to our net deferred tax assets.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for our fiscal year beginning January 1, 2003; however early application is permitted. We are currently in the process of evaluating the impact of this Statement on our financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that  the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.   SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We do not expect the adoption of this Statement to have a significant impact on our financial position and results of operations.

Results of Operations — Three and Nine Months Ended September 30, 2002 and 2001

Revenues. Total revenues for the three months ended September 30, 2002 were $33,300,000, an increase of $8,200,000 or 33% over total revenues of $25,100,000 for the three months ended September 30, 2001. Total revenues for the nine months ended September 30, 2002 were $88,361,000, an increase of $21,152,000 or 31% over total revenues of $67,209,000 for the nine months ended September 30, 2001. The increase for the three and nine months ended September 30, 2002 was due to higher sales of Thymoglobulin and Gengraf. On July 30, 2002, a jury found that Gengraf infringed a Novartis patent, and Novartis thereafter filed for an injunction to prevent the sale of Gengraf in the U.S. If Novartis succeeds in obtaining an injunction, SangStat and Abbott may be required to negotiate a license from Novartis on unfavorable terms, or Gengraf may be removed from the market, which, in either case, would have a material adverse effect on our business and operating results.

Included in total revenues was revenue from collaborative agreements of $790,000 and $789,000 for the three months ended September 30, 2002 and 2001, respectively. Revenue from collaborative agreements was $2,369,000 and $2,368,000 for the nine months ended September 30, 2002 and 2001, respectively.  For all periods, this revenue relates to recognition of milestone payments from Abbott Laboratories under the co-promotion agreement for Gengraf. The unamortized portion of these milestone payments is shown as deferred revenue on the Company’s condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement which expires December 31, 2004.

Cost of sales. Cost of sales was $16,668,000 for the three months ended September 30, 2002, an increase of $5,027,000 or 43% over cost of sales of $11,641,000 for the three months ended September 30, 2001. Cost of sales was $42,557,000 for the nine months ended September 30, 2002, an increase of $12,973,000 or 44% over cost of sales of  $29,584,000 for the nine months ended September 30, 2001. The increase in cost of sales for the three and nine months ended September 30, 2002 was due to the overall increase in sales and the higher relative cost of Gengraf as compared to our other products as well as an increase in royalties payable to Aventis on sales of Thymoglobulin that started on October 1, 2001.

Research and development. Research and development expenses were $4,440,000 for the three months ended September 30, 2002, a decrease of $459,000 or 9% from research and development expenses of $4,899,000 for the three months ended September 30, 2001. The decrease in spending on research and development mainly relates to our negotiated share of development costs incurred by Abgenix for ABX-CBL. Research and development expenses were $13,868,000 for the nine months ended September 30, 2002, an increase of $221,000 or 2% over research and development expenses of $13,647,000 for the nine months ended September 30, 2001. The increase in spending for the nine months ended September 30, 2002, on research and development mainly relates to spending on RDP58 and the ongoing stability studies for our cyclosporine capsule. This increase in spending was partially offset by lower expenses relating to our negotiated share of development costs incurred by Abgenix for ABX-CBL.

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

For the three and nine months ended September 30, 2002, however, we estimate that the majority of our research and development expense was associated with our three leading product candidates: RDP58, ABX-CBL and cyclosporine capsules. The balance of our expense was associated primarily with ongoing development of our marketed products, clinical trials for Thymoglobulin, and early-stage product candidates.

In Europe, we completed Phase I clinical trials for RDP58 and subsequently started Phase IIa trials in October 2001 and two additional Phase IIa trials in August 2002. We currently expect to complete enrollment of these trials by the end of 2002.  We are also conducting a Phase II / III trial for ABX-CBL.  We completed enrollment of this trial, and we now expect to announce results in the first half of 2003.  We completed bioequivalence studies and are conducting stability studies for a cyclosporine capsule. If the results from the stability  studies are favorable, we expect to file for marketing approval for this product in a European country, which we currently estimate the filing will occur in late 2002 or early 2003.  We also have under way two clinical trials involving Thymoglobulin. One trial compares Thymoglobulin with Simulect. The study was closed early in March 2002, with a total enrollment of 279 participants out of a planned 340, after an interim analysis revealed significantly fewer acute rejections of implanted kidneys in patients treated with Thymoglobulin versus Simulect.

The second trial investigates the use of Thymoglobulin in myelodysplastic syndrome (MDS). This trial was closed to further enrollment on November 1, 2002 based on a review by a data safety monitoring board (DSMB). The DSMB found no safety issues with patients treated with Thymoglobulin but recommended the study be closed based on poor patient accrual.  The DSMB noted that response rate in the treatment arm was less then expected and that the Thymoglobulin study may be enrolling a population subset that is less likely to respond.  We intend to review the data from this study and determine whether further Thymoglobulin trials in MDS are justified. The patients treated in the protocol will be followed for safety and efficacy as mandated in the original protocol in accordance with ICH and FDA guidelines.

Of course, our timelines are estimates that are subject to change. Due to the inherent risks and uncertainties associated with the development of our proposed drugs, we are unable to further specify with meaningful certainty the estimated completion date or estimated cost of completion of our proposed products, or whether any of our products will eventually be successfully developed. For a discussion of the risks and uncertainties surrounding the development and cost of these products, see “Risk Factors - If we do not develop and market new products, our business will be harmed” and “Risk Factors - If our preclinical and clinical testing of potential products is unsuccessful, our business will be harmed.”

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 were $8,826,000, an increase of $877,000 or 11% from $7,949,000 for the three months ended September 30, 2001. The increase in expenses for the three months ended September 30, 2002 over the comparable 2001 period was primarily due to increased selling and marketing personnel, travel and unrestricted grant costs to support new and existing products. Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were  $25,456,000 and $25,455,000, respectively.

Other income (expense) - net. Other income (expense) - net for the three months ended September 30, 2002 was an expense of ($166,000), compared to an expense of ($498,000) for the three months ended September 30, 2001. Other income (expense) - net for the nine months ended September 30, 2002 was an income of $708,000, compared to an expense of ($5,795,000) for the nine months ended September 30, 2001.The following table shows the components of other income (expense) – net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income (expense) - net	$10	$(571)	(330)	(3,091)
Net gains/(losses) on sales of fixed assets	—	—	300	(173)
Compensation received for a termination of manufacturing agreement	—	—	375	—
Reimbursement claim received from a supplier	—	—		856
Charge related to a breach of contract suit	—	—	—	(3,250)
Foreign exchange effects resulting from the impact of currency movements	(230)	630	379	472
Other, net	54	(557)	(16)	(609)
Other income (expense) - net	$(166)	$(498)	$708	$(5,795)

The interest income (expense) – net decreased in both the third quarter and the first nine months of 2002 over the comparable periods in 2001, due primarily to reduction in the long term-debt combined with the interest earnings on our cash equivalents and marketable securities and also due to the absence of interest and the effects of the loan termination agreement charges related to the FINOVA loan as the full balance was repaid during our second quarter ended June 30, 2001. In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract. On May 2, 2001, we were notified that the Commercial Court of Lyon ruled against IMTIX-SangStat in the breach of contract suit and the court awarded the suppliers 26.5 million French Francs (approximately $3.6 million) for lost profits and reimbursement of capital expenditures. IMTIX-SangStat recorded a charge of $3,250,000 to other income (expense)—net for the period ended September 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award of $3,600,000.

Income taxes. For the three and nine months ended September 30, 2002, we recorded a provision of $342,000 and $1,344,000, respectively, for European income taxes compared to a provision of $94,000 and $345,000, respectively, for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, the change in provision is attributable to the change in the net income position of our European subsidiaries as compared to the three and nine months ended September 30, 2001.

Net income (loss) from continuing operations. Net income from continuing operations for the three months ended September 30, 2002 was $2,608,000, an increase of $2,937,000 as compared to the net loss of ($329,000) for the three months ended September 30, 2001. Net income from continuing operations for the nine months ended September 30, 2002 was $5,094,000, an increase of $13,754,000 as compared to the net loss of ($8,660,000) for the nine months ended September 30, 2001. The increase in net income for the three and nine months ended September 30, 2002 was primarily due to higher product sales, including sales of Gengraf, partially offset by higher cost of sales, resulting primarily from the higher product sales. In addition, the interest expense-net for the nine months ended September 30, 2001 included a one-time charge of $1,128,000 due to the write down of the balance of the value of the warrant and the loan origination fees related to the repayment and subsequent termination of the FINOVA loan agreement. The nine months ended September 30, 2001 also included a one-time charge of $3,250,000 related to the IMTIX-SangStat rabbit supplier litigation (discussed above under “other income (expense)-net”).

Net loss from operations of discontinued operation.  Net sales of transplantation services for the three and nine months ended September 30, 2001 were zero and $4,199,000 and the net loss from transplantation services for the three and nine months ended September 30, 2001 was zero and $1,144,000, respectively. The change in the net loss reflects the sale of our transplantation services business that closed on April 20, 2001. There were no additional sales or losses incurred during the three and nine months ended September 30, 2002.

Net loss from disposal of discontinued operation. Net loss on disposal for the three and nine months ended September 30, 2001 represents sale proceeds of $1,800,000 less estimated expenses of $2,181,000 incurred for the discontinued operation. These expenses primarily related to the costs associated with the closing down of TTP operation including the employee severance and the estimated future lease obligations for the facilities supporting TTP.

Impact of Litigation

The cyclosporine products that we sell are involved in litigation. Novartis sued Abbott, claiming that Abbott’s Gengraf product (which is co-marketed and distributed by us) violates Novartis patents, and a judgment has been entered finding that Gengraf infringes one of the Novartis patents.  The course of litigation is inherently uncertain. With respect to Novartis’s patent infringement lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on our operating results. We might also be required to write-off all or a portion of our Gengraf inventory. To date, the judge in the Novartis vs. Abbott patent lawsuit has not reached a decision on numerous post trial motions filed since the jury’s verdict was announced, including Novartis motion for an injunction to prevent the sale of Gengraf in the U.S. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a negative economic impact on us depending on how the U.K. Medicines Control Agency (or other European authority) would proceed with our Marketing Authorization Application for our capsule product. The Medicines Control Agency (or other European authority) could approve our Marketing Authorization Application for our cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data, or the agency could decide not to approve the application for our cyclosporine capsule until the expiration of the data exclusivity period for Neoral capsules (May 2004 in most European countries). If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have a material adverse impact on our future operating results. With respect to the FDA lawsuit, Novartis’s requested relief would mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business, financial condition, cash flows and operating results. The U.S. and U.K. regulatory litigation may require additional time and expense in 2002 as we prepare for the European Court of Justice hearing and prepare motions for summary judgment in the U.S. FDA litigation.

Liquidity and Capital Resources

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $106,946,000 and total assets of $195,480,000.

During the nine months ended September 30, 2002, the net cash provided by continuing operating activities was $2,397,000 as compared to net cash used by continuing operating activities of $214,000 in the same period of 2001. The decrease in net cash used in continuing operating activities in the nine months ended September 30, 2002 compared to net cash used by continuing operating activities in the same period in 2001 was substantially due to realization of net income in 2002 as compared to a net loss in 2001. The cash used in the discontinued operation approximated the net loss of the discontinued operation for the nine months ended September 30, 2001.

Net cash used in investing activities for the nine months ended September 30, 2002 was $21,365,000, as compared to net cash provided by investing activities of  $2,517,000 for the same period in 2001. The amount in 2002 is primarily the result of purchases of short-term investments and property and equipment partially offset by maturities of short-term investments. The amount in 2001 was primarily the result of purchases of property and equipment partially offset by maturities of short-term investments and proceeds from the sale of The Transplant Pharmacy.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $71,859,000, as compared to $7,005,000 for the same period in 2001. In both periods, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. On February 20, 2002, we completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds net of underwriting discounts of $84,145,500. Subsequently, we repaid $11,000,000 of a note payable to Abbott Laboratories. We completed two private placements in January and June 2001 for aggregate proceeds of approximately $18,999,000. In addition, we borrowed $5,000,000 from FINOVA in 2000, which was repaid in June 2001.

We believe that our current cash position, together with cash flows from operations, will be sufficient to meet our foreseeable cash flow requirements. However, we may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners in order to pursue new business opportunities. Our future capital requirements will depend on many factors, including our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility and the establishment of third-party manufacturing arrangements, the maintenance of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable.

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

Properties

We sublease our U.S. headquarters in Fremont, California for a term expiring June 30, 2005. We do not have an option to extend the sublease. We lease additional vacant office space in Newark, California, which housed our discontinued operation, The Transplant Pharmacy. While we are seeking to obtain a tenant for this property, to date we have not succeeded in doing so due to the depressed real estate market. We have reserved approximately $180,000 against this lease, which expires March 31, 2005. Our lease payments currently are $11,000 per month.

Risk Factors

We have a history of operating losses, and our continued profitability is uncertain.

We were incorporated in 1988 and have experienced significant operating losses since that date. As of September 30, 2002, our accumulated deficit was $181.9 million. While the quarter ended September 30, 2002 was a profitable quarter, we may recognize losses in subsequent quarters for a variety of reasons, particularly if we are unable to sell Gengraf in the future or if we increase our research and development expenditures directly or through investment or partnering arrangements with others. We expect to continue the development of our existing products and to enter into license or partnering arrangements in the future.

To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and Gengraf. Revenues from Thymoglobulin were 69%, 60% and 54% of total revenues in 1999, 2000 and 2001, respectively. Revenues from Lymphoglobuline were 19%, 12% and 8% of total revenues in 1999, 2000 and 2001, respectively. In addition, revenues from Gengraf were 18% and 31% of total revenues in 2000 and 2001, respectively. Gengraf sales comprised 34% of our total revenues for the nine months ended September 30, 2002.  If Abbott were required to obtain a license from Novartis to continue the sale of Gengraf, Abbott’s cost of sales for Gengraf may increase, and Gengraf sales may fall dramatically if this increased cost renders Gengraf less competitive in the marketplace.  We believe that under our agreement with Abbott, any royalties due to Novartis should be paid by Abbott solely from Abbott’s share of Gengraf profits, but Abbott may contest this. If Gengraf is withdrawn from the market due to the Novartis patent lawsuit against Abbott, these revenues would be lost entirely.

While we recently experienced our first profitable quarters, we may not be able to maintain or increase our financial reporting profitability on a quarterly or annual basis. Our operating results will be significantly dependent upon our success in, among other things:

•                  maintaining and increasing revenues from Thymoglobulin, Lymphoglobuline and Gengraf, particularly Thymoglobulin;

•                  Abbott’s ability and willingness to continue marketing Gengraf despite the recent judgment that Gengraf infringes a Novartis patent;

•                  successfully commercializing our product candidates, especially ABX-CBL and RDP58;

•                  limiting our manufacturing and selling, general and administrative expenses; and

•                  controlling research and development expenses.

Our operating results may also be affected by the licensing of complementary products or the investments in or acquisition of products or companies we may effect in the future. Any such acquisition or licensing could have the immediate effect of causing an operating loss in future periods.

Fluctuations in quarterly and annual operating results may decrease our stock price.

Our quarterly and annual operating results may fluctuate due to a variety of factors, and these fluctuations may not match the expectations of investors and securities analysts. This could cause the trading price of our common stock to decline. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our operating losses have been substantial each year since inception and may continue in the future despite our current expectations.

We also expect our operating results to fluctuate significantly as a result of a number of factors, including:

•                  the uncertainty in the timing and the amount of revenue we earn upon product sales, including seasonal fluctuations;

•                  our ability to continue marketing Gengraf in light of pending litigation between Novartis and Abbott and a judgment in favor of Novartis, and Abbott’s willingness to continue marketing Gengraf;

•                  our achievement of research and development milestones;

•                  expenses we incur for product development, clinical trials and marketing and sales activities;

•                  the licensing of new products or the acquisition of products or other companies;

•                  the introduction of new products by our competition;

•                  regulatory action;

•                  market acceptance of our products;

•                  manufacturing capabilities;

•                  cost of litigation; and

•                  third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future.

Our future growth depends on sales of key products.

We expect to derive most of our future revenues from sales of Thymoglobulin, Lymphoglobuline, and Gengraf. We have limited experience selling our products in the U.S. Our sales of Thymoglobulin began in the U.S. in February 1999. We began distributing Gengraf in

May 2000. We are marketing Gengraf in the U.S. under a co-promotion agreement with Abbott Laboratories. Abbott could be required or could elect to discontinue or curtail marketing of Gengraf in light of the recent judgment that Gengraf infringes a Novartis patent.

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

•                  manufacturing or supply interruptions; and

•                  competitive pressures from competing products.

With respect to Gengraf and our proposed cyclosporine capsule, the following factors may, in particular, decrease revenue:

•                  Abbott’s ability and willingness to continue marketing Gengraf despite the recent judgment that Gengraf infringes a Novartis patent;

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

We have approximately $17.4 million of bulk cyclosporine active ingredient inventory classified as other assets in the balance sheet that we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the U.S. and Europe. However, since we are now distributing Gengraf in the U.S. and we have withdrawn SangCya Oral Solution from the U.S. market, we are dependent on the European market to use this inventory. We recalled SangCya Oral Solution from the U.S. in July 2000 and we are no longer marketing this product. Although we plan to obtain marketing approval for a cyclosporine capsule product in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. We currently expect to file for marketing approval of a cyclosporine capsule product in a European country by the end of 2002 or early 2003. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions of our bulk active ingredient in the future, which could significantly reduce the gross margin reported for that future period. If our cyclosporine capsule product is not launched by mid to late 2004, we may have to write off additional amounts for expired inventory, which would adversely impact our operating results. In the past, Abbott Laboratories has used some of our cyclosporine inventory for production of Gengraf, and replaced it with newer cyclosporine with later expiration dating.  Due to the Novartis litigation against Abbott, this replacement program may be discontinued or interrupted, increasing the risk that our inventory may expire before use.

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

Our manufacturing facility near Lyon, France, must meet FDA standards of Good Manufacturing Practices and other regulatory guidelines. The FDA and other regulatory authorities inspect our manufacturing facility to ensure that it meets regulatory standards. The FDA, as well as the Canadian and French health authorities, inspected our Lyon facility in February and March 2002. While the FDA may inspect our facilities at any time, we do not expect another FDA inspection for another two years. If in the future the FDA or Canadian authority believes that we are not complying with its guidelines, it can issue a warning letter or prevent the import and sale of Thymoglobulin into the U.S. or Canada, which would cause an immediate and significant adverse effect on our business and operating results. In addition, Thymoglobulin and Lymphoglobuline are biological products, which are more difficult to manufacture than chemical compounds. We rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization, a step in the manufacturing process which involves removing the water from the product. Aventis may not continue to effectively and continuously provide us these critical manufacturing services. In addition, we may have difficulties manufacturing Thymoglobulin or Lymphoglobuline in the future that may impair our ability to deliver products to our customers, which could reduce our revenues.

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

Except for Thymoglobulin and Lymphoglobuline, third parties manufacture all of our products and product candidates. We rely on Abbott Laboratories and Sicor for the manufacture of bulk cyclosporine. Abbott Laboratories manufactures Gengraf, and Federa (Fresenius Kabi France) manufactures Celsior for us. Some of the risks associated with using third parties for manufacturing are as follows:

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

Our research, preclinical development, clinical trials, manufacturing, marketing and distribution of our products in the U.S. and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, we must demonstrate to regulatory agencies, among other things, that the product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with Good Manufacturing Practices requirements. The process of obtaining FDA and other required regulatory approvals is lengthy and requires the expenditure of substantial resources. We do not know if we will obtain the necessary approvals for any of our product candidates. Further, for our approved products, the marketing, distribution and manufacture of our products remains subject to extensive ongoing regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution of SangStat and our employees.

We may not achieve the anticipated benefits from the acquisition or licensing of other products or companies, and any such transaction could harm our business and operating results.

We may elect to in-license or partner the development of new products from others, or we may elect to acquire products or other companies. We expect that the licensing or acquisition of products or companies in an early stage of development would require substantial additional investment prior to yielding anticipated returns. Moreover, we may fail to ultimately realize any anticipated benefits for a variety of reasons including risks inherent to the research and development of early-stage products, competition, quality problems, declining reimbursement, and integration risks related to new products, technology and human resources. Integration of new products or companies may strain our existing financial and managerial controls, reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives and needs. Because we only recently realized quarterly profitability, we would expect that any such acquisition or licensing could have the immediate effect of causing an operating loss in future periods. Furthermore, the licensing or acquisition of new products or companies for cash could limit our financial resources, and the issuance of our stock in such a transaction could result in substantial dilution to existing stockholders.

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

To maintain profitable operations, we must successfully develop, obtain regulatory approval for, manufacture, introduce and market new products and product candidates. We may not be able to successfully do this. Our product candidates will require extensive development and testing, as well as regulatory approval before marketing to the public. Our cyclosporine capsule product candidate in Europe has been delayed and we do not anticipate filing for approval of a cyclosporine capsule product in Europe until late 2002 or early 2003. In addition, cost overruns and product approval delays could occur due to the following:

•                  unanticipated regulatory delays or demands;

•                  unexpected adverse side effects; or

•                  insufficient therapeutic efficacy.

These events would prevent or substantially slow down the development effort and ultimately would harm our business. Furthermore, our product candidates under development may not prove to be safe, effective or capable of being manufactured in commercial quantities at an economical cost, and our products could infringe the proprietary rights of others or may not be accepted in the marketplace.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. We could be subject to significant product liability claims. We currently have product liability insurance in the amount of $20 million per claim and $20 million in the aggregate on a claims-made basis, which may not be adequate to cover potential liability exposures. In addition, adequate insurance coverage may not be available in the future on commercially reasonable terms, if at all. The loss of insurance coverage or the assertion of a product liability claim or claims could harm our operating results.

We may be unable to attract or retain key personnel.

Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Jean-Jacques Bienaimé, our Chairman, President and Chief Executive Officer, is resigning to take a position at another company.  We may be unable to find a qualified new Chief Executive Officer on a timely basis, and the inability to do so could harm our business. One of our Board members, Richard Murdock, has assumed the positions on an interim basis. There is risk that the change in management will disrupt our operations or lead to further resignations. Additionally, new and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to recruit for these positions.

Our litigation with Novartis may be resolved adversely and could consume our time and resources.

We are involved in litigation with Novartis in the U.S., Italy and the U.K., which could potentially harm sales of Gengraf in the U.S. (due to the U.S. regulatory litigation which would impact the labeling for all generic cyclosporine products), and our cyclosporine capsule product candidates in Europe. The course of litigation is inherently uncertain, and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management’s attention.

Novartis’s patent lawsuit against Abbott with respect to Gengraf may be resolved adversely.

Novartis sued Abbott in August 2000 claiming that Gengraf infringes certain Novartis patents. On July 30, 2002 a jury found that Gengraf infringed one of the Novartis patents and awarded Novartis $5 million in damages and judgment was entered on the verdict. Novartis’s has filed for  injunctive relief to prevent the sale of Gengraf in the U.S. The course of litigation is inherently uncertain: Novartis may choose to sue us directly, Abbott may not prevail, Abbott may withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. If Novartis sues us directly, we may incur expenses before reimbursement, if any, by Abbott, who is obligated under our agreement to indemnify us against such suits but their indemnity may not cover lost sales, if any. Should Novartis succeed in obtaining a preliminary or permanent injunction, this injunction may temporarily or permanently remove Gengraf from the market. If Abbott or we were forced or elect to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our revenues would decrease significantly and our operating results would be materially adversely affected.

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

We face substantial competition.

Each of the drugs we develop competes with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to our products, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. Additionally, our increasing sales of Thymoglobulin may attract competition. A list of our key products and product candidates, identifying principal competitive products as well as the relevant competitors, is included in the Business section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under “Competition”.

The drug industry is intensely price competitive, and we expect we will face this and other forms of competition. Developments by others may render our products or technologies obsolete or noncompetitive, and we may not be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective, more convenient or less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products, obtaining regulatory approval of such products and manufacturing them. Accordingly, our competitors may succeed in commercializing products more rapidly than us.

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

•                  departures or changes in key personnel;

•                  financial or other disclosure irregularities;

•                  public concern as to the safety of drugs developed by us or others;

•                  comments or recommendations made by securities analysts; and

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

Financial disclosure and other compliance requirements present a risk of liability or government investigation

New laws, rules and regulations by the federal and state legislatures, Securities and Exchange Commission and NASDAQ will increase the requirements for review and disclosure of financial and other information.  The Office of Inspector General of the Department of Health and Human Services has issued new compliance guidelines for the pharmaceutical industry relating to the marketing of pharmaceutical products and the federal government is increasingly active in investigating and enforcing laws and regulations on improper promotion of pharmaceutical products.  These and other laws, rules and regulations create uncertainty and risk in our industry, particularly for smaller companies such as ours that lack the administrative infrastructure of larger companies.  Risks include government investigation (which can be time consuming and divert management attention), fines and civil and criminal liability.  The increased potential for liability also may make it more difficult to attract and retain candidates for our board of directors.

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

Further, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

We may not be able to extend the lease on our headquarters building or find a tenant for vacant space

We sublease our U.S. headquarters in Fremont, California for a term expiring June 30, 2005 and we do not have options to extend the sublease.  While the real estate market currently is  favorable for tenants, we may not be able to negotiate an extension on reasonable terms.  We lease additional vacant office space in Newark, California which housed our discontinued operation, The Transplant Pharmacy.  Due to the depressed real estate market, we may not succeed in finding a tenant for this property for a subrental in an amount that will prevent us from recognizing a further loss on our lease.

Some of our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters could disrupt our operations and adversely effect results.

Our corporate headquarters are located at a single location in the Fremont area of California, and we also have various functions and related infrastructure to support our international operations in France. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption.

Legacy computer systems may be vulnerable to failure or breaches of security

We use computer systems, including our enterprise-wide financial system, that may not include the most advanced security and reliability features available. There is a risk of breakdown and unauthorized access to computer systems, including our financial systems. While management makes efforts to assess risks and prevent and detect such security breaches, our financial results could be impacted if such unauthorized access were to occur and not be detected within our normal internal control procedures, or breakdowns were to occur and not be promptly remedied.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks has not changed materially since December 31, 2001.Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a–14(c) and 15d–14(c) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. On July 30, 2002 a jury found that Gengraf infringed one of the Novartis patents and awarded Novartis $5.0 million in damages and a judgment was entered on the verdict. Novartis filed an injunction to prevent the sale of Gengraf in the U.S., but the judge has not ruled on the injunction.  Abbott informed us that it believes the jury’s verdict is inconsistent and that it intends to appeal any adverse judgment. We have not been named a defendant in this lawsuit and we are not liable for the damages awarded by the jury. Under our agreement with Abbott, Abbott is obligated to indemnify us against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to sue us directly, Abbott may not prevail on its motions or on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. Should we be sued by Novartis, we may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott and we may be required to negotiate a license on unfavorable terms, or Gengraf may be temporarily or permanently removed from the market, which would decrease our revenues significantly and have a material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia (Case No. 1: 99CV-00323) alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. We intervened in this lawsuit. The Court granted our motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. We remain a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and us to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. We permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receive no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on Gengraf revenues.

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution (Case No. HC-1969/99). On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. The ECJ hearing was held on November 7, 2002, with a ruling approximately six to twelve months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case. We no longer market SangCya Oral Solution, but the outcome of the case may affect the filing of our cyclosporine capsule product currently under development.

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

Italian Regulatory/Trade Secret Litigation. On May 5, 2000, Novartis Farma S.p.a. (“Novartis Italy”) served IMTIX-SangStat S.r.l., an Italian SangStat subsidiary, and IMTIX-SangStat Ltd. with a summons to the Milan Tribunal. Novartis Italy alleges that by requesting mutual recognition from the Italian Health Authorities of the SangCya Oral Solution dossier approved by the MCA, we implicitly requested that the Italian Health Authorities review the Neoral dossier. Novartis alleges that this request is an act of unfair competition in that (i) the Neoral data has ten year exclusivity and (ii) the data is secret and by requesting mutual recognition, we are responsible for the Health Authorities act of unfair competition following use of the Neoral dossier in reviewing the SangCya Oral Solution dossier. While the summons acknowledges that the U.K. High Court did not invalidate the SangCya Oral Solution marketing authorization, it does not acknowledge that the High Court ruled that the MCA could review the Neoral data. We do not believe that Novartis Italy has filed suit against the Italian Health Authorities. The initial appearance of the parties before the Milan Tribunal was scheduled for January 2001. We filed our response to the complaint at that time, and the hearing has been postponed until February 2003.

We do not have marketing approval for SangCya Oral Solution in Italy and do not intend to pursue such approval. Novartis Italy is seeking damages and an injunction to prevent the sale by SangStat of SangCya Oral Solution, or any other product for which we may obtain approval based upon a reference to the Neoral dossier, which we believe is intended to block our cyclosporine capsule currently in development from sale in Italy. We believe that resolution of this matter will depend on the resolution of the U.K. regulatory litigation, since the MCA’s actions are the basis for the Italian lawsuit.

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a negative material adverse effect on us if the European Court of Justice ruling prevents us from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  Alternatively, we could seek marketing authorization for our cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data. If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have a material adverse impact on our future operating results because of (a) the loss of potential revenue and (b) we may need to write-off some or all of our bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business and operating results. The U.S. and U.K. regulatory litigation may require time and expense in 2002 as we prepare for the European Court of Justice hearing and prepare motions for summary judgment in the U.S. FDA litigation.

ITEM 2.	Changes in Securities and Use of Proceeds
None

ITEM 3.		Defaults upon Senior Securities
None

ITEM 4.		Submission of Matters to a Vote of Security Holders
None

ITEM 5.		Other Information

The Company’s Board of Directors appointed Richard D. Murdock, currently a member of the Company’s Board of Directors, as interim President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Murdock will succeed Jean-Jacques Bienaimé in November. In addition, the Board of Directors has reconfigured its committees. The Nominating Committee now is comprised of Messrs. Feldman, Perlman and Simon. The Compensation Committee now is comprised of Messrs. Perlman, Renton and Simon. The Audit Committee now is comprised of Messrs. Feldman and Worms and Ms. Lyle.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS – The following exhibits are attached hereto and filed herewith:

	Exhibits	Description

	10.1	Separation and Release Agreement, dated October 18, 2002, between the Company and Jean-Jacques Bienaimé

	99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed a Current Report on Form 8-K on July 15, 2002 and October 21, 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

SANGSTAT MEDICAL CORPORATION
(REGISTRANT)

Signature	Title	Date

/s/ STEPHEN G. DANCE	Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	November 12, 2002
Stephen G. Dance, CPA, FCA.

Form of Sarbanes-Oxley Section 302(a) Certification

I, Jean-Jacques Bienaimé, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of SangStat Medical Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ JEAN-JACQUES BIENAIME	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2002
Jean-Jacques Bienaimé

Form of Sarbanes-Oxley Section 302(a) Certification

I, Stephen G. Dance, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of SangStat Medical Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ STEPHEN G. DANCE	Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	November 12, 2002
Stephen G. Dance, CPA, FCA.