Form 10-K
period 2002-12-31
SANGSTAT MEDICAL CORP
filed 2003-03-26
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒	No ☐

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 30, 2002, was $481,390,000. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 14, 2003 approximately 26,443,805 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

Certain parts of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

          This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on the Registrant’s current expectations and projections about future events. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. In particular, we have included forward-looking statements regarding the following: (i) our anticipated financial results for 2003; (ii) the timeline and potential results of preclinical development and clinical trials; (iii) potential outcomes of our and Abbott’s litigation with Novartis; (iv) our plans for marketing a cyclosporine capsule in Europe; (v) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; and (vi) anticipated potential strategic collaborations with others.  These forward-looking statements are made as of the date of this Report on Form 10-K. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein.  The Registrant disclaims any obligation to update these forward-looking statements.

SANGSTAT MEDICAL CORPORATION

FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

The information required by Items 10 through 13 is incorporated by reference from the registrant’s proxy statement.

Item 14.  Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

TRADEMARKS

          SangStat®, Thymoglobulin®, Thymoglobuline®, Lymphoglobuline® and Celsior® are registered trademarks of SangStat Medical Corporation or its subsidiaries and GengrafTm  is a trademark of Abbott Laboratories, Inc.

PART I

ITEM 1.          BUSINESS

Overview

SangStat is a global biopharmaceutical company focused on immunology and working to discover, develop and market high-value therapeutic products in immunology, transplantation medicine, hematology/oncology and auto-immune disorders. Since our incorporation in 1988, we have been dedicated to improving the outcome of organ and bone marrow transplantation through the development and marketing of products that address transplantation in the worldwide market. We are headquartered in Fremont, California. We maintain a strong European and U.S. presence, including direct sales and marketing forces in all major European markets, the U.S. and Canada and distributors throughout the rest of the world.

Our primary marketed product, Thymoglobulin, a treatment for acute rejection of a kidney transplant, was launched in the U.S. in February 1999. Thymoglobulin achieved worldwide sales of $37.9 million in 2000, $51.4 million in 2001 and $69.5 million in 2002. The success of Thymoglobulin and its potential in areas beyond solid organ transplantation have provided us with the ability to examine and develop new therapeutic opportunities outside of transplantation.

We are now focusing on a variety of therapeutic products and product candidates to address the pre-transplant, acute care and chronic phases of transplantation as well as product candidates in immunology, hematology/oncology and auto-immune disease.

We currently sell the following products:

•	Thymoglobulin® (also sold under the name Thymoglobuline® outside the U.S.);

•	Gengraf® cyclosporine capsule (co-promoted with Abbott Laboratories in the U.S.);

•	Lymphoglobuline® (outside the U.S.); and

•	Celsior®.

Our principal products in research and development include:

•	A smaller-size cyclosporine capsule;

•	RDP58; and

•	Humanized polyclonal antibodies.

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

A transplant candidate is registered on a national computerized waiting list. A candidate usually waits months or even years for a compatible organ. Organs harvested from donors are stored in a preservation solution such as our product Celsior to prevent organ deterioration. Each organ is cross-matched with potential recipients. The organ is then shipped in the same organ preservation solution to the recipient’s transplant center.

•	The Acute Phase (Surgery and First Year Post-Transplant)

After transplantation, the physician must prevent graft rejection for the transplant to be a success. Consequently, the success of the transplant is highly dependent on the immunosuppressive regimen that is initiated at the time of transplantation and continued daily for the rest of the patient’s life. Organ recipients must be regularly monitored to measure the body’s immune response and blood drug levels and to help identify acute rejection episodes. Many patients undergo one or more rejection episodes in the first year after transplant and require additional immunosuppressants such as our Thymoglobulin product.

•	The Chronic Phase (Lifetime Post-Transplant)

The use of immunosuppressants such as cyclosporine (including the Gengraf cyclosporine capsules we distribute), initiated during the acute phase, is continued daily throughout the patient’s lifetime to minimize or prevent the loss of the organ by rejection. These drugs impair the recipient’s immune system in order to reduce the immune response against the graft. Even with the use of immunosuppressants, patients are always at risk of losing a transplanted organ through acute or chronic rejection.during the first three years following transplantation. Chronic use of immunosuppressants can also lead to serious side effects, including life-threatening infections, kidney or liver toxicity and cancer.

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

Some of these patients experience graft versus host disease, or GVHD. This is a condition in which the graft (i.e. the new immune system) begins to reject the host (i.e. the body). GVHD is a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant. An allogeneic bone marrow transplant procedure involves transferring donor hemopoetic stem cells, the graft, from a healthy person into an immunosuppressed patient, the host. The transplant is intended to restore normal circulating blood and immune cells to a patient whose own hemopoetic and immune system has been ablated by the treatment of an underlying disease such as cancer and the conditioning regimen. Often a portion of the donor graft recognizes the host’s own cells as foreign, becomes activated and attacks them, resulting in GVHD. GVHD typically involves damage to multiple organ systems, including the skin, liver and intestines.   Thymoglobulin and Lymphoglobuline are approved for the treatment of steroid resistant GVHD in various countries outside the U.S.

Myelodysplastic Syndrome (MDS)

Myelodysplastic Syndrome, or MDS, also referred to as pre-leukemia, is a rare disease in which the bone marrow functions abnormally and does not produce enough normal blood cells. Weekly blood transfusions remain the principal therapy for less advanced types of MDS. Current treatments for the advanced types of the disease include chemotherapy and/or bone marrow transplantation.

Crohn’s Disease and Ulcerative Colitis

Crohn’s disease and ulcerative colitis are similar diseases that are often grouped together as inflammatory bowel disease. Industry sources estimate that there may be up to 1,000,000 Americans who suffer from inflammatory bowel disease. Crohn’s disease is a chronic inflammatory disease of the gastrointestinal tract that usually causes diarrhea, abdominal pain, fever and rectal bleeding. Ulcerative colitis is a similar disease to Crohn’s disease, but only infects the large intestine and is characterized by inflammation and ulceration of the innermost lining of the colon. Symptoms include diarrhea and sometimes abdominal pain. We are developing RDP58 for the treatment of both Crohn’s disease and ulcerative colitis.

Chemotherapy-Induced Diarrhea

Chemotherapy-induced diarrhea is a significant gastro-intestinal complication from treatment of cancer with certain chemotherapeutic agents. CPT-11 is the most active drug against colon adenaocarcinoma, a form of colon cancer. Diarrhea is the most common side effect that limits the amount of CPT-11 that patients can tolerate. Prevention of diarrhea may increase patients’ tolerance of the dose of CPT-11, potentially increasing their response to this treatment.

Products and Product Candidates

The following table summarizes our principal products and product candidates.

Marketed Product	Indications/Potential Clinical Use	Status	Marketing Rights

Thymoglobulin/ Thymoglobuline	Prevention and treatment of acute graft rejection in solid organ transplantation, treatment of severe aplastic anemia and steroid resistant GVHD

U.S.: Approved for treatment of acute kidney rejection episodes

EU: Approved for prophylaxis and treatment of rejection in kidney, heart, pancreas, and liver transplants; treatment of acute GVHD in allogeneic bone marrow transplantation; and treatment of aplastic anemia

SangStat

Gengraf	Chronic immuosuppression (prevents organ rejection)	U.S.: Approved	SangStat and Abbott Laboratories jointly (U.S.)

Lymphoglobuline	Prevention and treatment of acute graft rejection in solid organ transplantation, treatment of severe aplastic anemia and steroid resistant GVHD	Over 50 countries other than the U.S.: Approved	SangStat

Celsior	Preservation of organs prior to transplantation	U.S.: Approved for cardiac transplantation	SangStat
EU: Approved for cardiac and abdominal organ transplantation

Product Candidate	Indications/Potential Clinical Use	Status	Commercialization Rights

Smaller-Size Cyclosporine Capsule	Chronic immunosuppression (prevents organ rejection)	Marketing authorization applied for in a European country	SangStat

RDP58	Ulcerative colitis, Crohn’s disease	Phase IIa	SangStat

RDP58	Chemotherapy Induced Diarrhea	Phase Ib	SangStat

Future Technology	Indications/Potential Clinical Use	Status	Commercialization Rights

Humanized Polyclonal Antibodies	Hematological cancers; autoimmune disease	Research	SangStat and Therapeutic Human Polyclonals, Inc.

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

Market

We market Thymoglobulin in over 50 countries directly or through our distributor, with a majority of our revenues coming from Europe and the U.S. We launched Thymoglobulin in the U.S. in February 1999. Thymoglobulin is currently approved for treatment of acute rejection in kidney transplant recipients in the U.S. In other countries where Thymoglobulin is marketed, it generally has the following indications:

•	prophylaxis and treatment of rejection in kidney, heart, pancreas, and liver transplants;
•	treatment of acute steroid resistant GVHD in allogeneic bone marrow transplantation; and
•	treatment of aplastic anemia.

We market and sell Thymoglobulin in Western Europe and North America.  Outside those territories, we market through Aventis or through other distributors.

Additional Clinical Studies

•	Induction/Prevention

We have completed a comparative induction study of Thymoglobulin versus Simulect, a monoclonal antibody marketed by Novartis Pharmaceuticals Inc. for certain high-risk renal transplants. Our intent in this study was to generate data comparing the clinical effects of Thymoglobulin with Simulect. It was not our intent to use this trial, and the FDA has indicated that this trial will not be sufficient, to support label indication changes or expansion. This prospective, randomized, open-label study was conducted in over 20 transplant centers in the U.S. and Europe. Primary endpoints at 6 months were graft survival, patient survival and incidence of acute rejection. We also captured other important clinical data such as infections and incidence of delayed graft function. The study was closed early in March 2002, with a total enrollment of 279 participants out of a planned 340,after an interim analysis revealed significantly fewer acute rejections of implanted kidneys in patients treated with Thymoglobulin versus Simulect. In the interim analysis, the incidence of acute kidney rejection was 2.5 times greater among patients treated with Simulect compared to patients who received Thymoglobulin and this was statistically significant.  Further, there was no statistically significant difference in the rate of severe adverse events in either arm of the study.  These interim results are preliminary and subject to change upon finalization of the study results.

Gengraf® Cyclosporine Capsules

Cyclosporine, first approved in the U.S. in 1983, is a potent immunosuppressive agent. Cyclosporine inhibits the synthesis and release of the cytokine interleukin-2, which is essential to the body’s immune response to transplanted organs. The Gengraf cyclosporine capsule, a product of Abbott Laboratories, Inc., is a generic version of Neoral® capsules, which is marketed by Novartis. SangStat and Abbott co-promote and distribute Gengraf in the U.S. Gengraf is a chronic therapeutic normally taken daily over the lifetime of the organ recipient to prevent organ rejection.

Cyclosporine Market

Cyclosporine is a leading immunosuppressive drug used to prevent organ and graft rejection in transplantation. The majority of these patients are prescribed daily doses of cyclosporine for the rest of their lives. Cyclosporine is also indicated for the treatment of rheumatoid arthritis and adult non-immunocompromised psoriasis patients. Worldwide sales of cyclosporine are approximately $1 billion per year.

We entered into an agreement with Abbott in May 1999 for the co-promotion, distribution and research in the U.S. of Gengraf and SangCya Oral Solution. SangCya Oral Solution, which is a generic version of Neoral oral solution, was withdrawn from the U.S. market in July 2000 and is currently not sold.

We launched Gengraf cyclosporine capsules in May 2000 in the U.S. through our combined SangStat/Abbott sales force. Gengraf’s indications are identical to Neoral’s indications and include (i) the prophylaxis of organ rejection in kidney, liver and heart allogeneic transplants; (ii) the treatment of patients with severe, active rheumatoid arthritis where the disease has not adequately responded to methotrexate; and (iii) the treatment of adult, non-immunocompromised patients with severe (i.e. extensive and/or disabling), recalcitrant, plaque psoriasis who have failed to respond to at least one systemic therapy (e.g. PUVA, retinoids or methotrexate), or in patients for whom either systemic therapies are contraindicated or cannot be tolerated. Our ability to continue marketing Gengraf may be limited as a result of a recent judgment that Gengraf infringed a Novartis patent.

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

Market

We (or our distributors) market Lymphoglobuline in over 50 countries outside the U.S. Our sales force markets this product in Western Europe and Canada. Outside these countries, we sell Lymphoglobuline through our distribution agreement with Aventis or through other distributors. Aventis markets this product in Japan, where we believe a high percentage of sales occur for treatment of aplastic anemia. We hope to address U.S. market opportunities for Lymphoglobuline with the sale of Thymoglobulin. Therefore, we have no plans to seek approval for Lymphoglobuline in the U.S.

Celsior®

Celsior is a storage solution for organs after removal from the donor and before transplantation into the recipient. It is a sterile, nonpyrogenic, extracellular solution for hypothermic flushing and storage of hearts. Early graft loss remains a significant problem associated with cardiac transplantation and damage to the heart tissue can occur due to inadequate preservation. Effective organ preservation includes initial flushing of the heart tissue during the recovery process and cold storage while the donor heart is transported to the recipient. Celsior is the first and only flush and cold storage solution approved by the FDA, as a medical device for cardiac transplantation. It was designed specifically for cardiac transplantation to minimize myocardial edema, oxygen free radical-induced reperfusion injury, and diastolic stiffness.

Market

We market Celsior throughout Europe, and we commenced marketing the product in the U.S. in September 1999. Celsior is approved for marketing in the U.S. only in connection with cardiac transplantation. We are selling Celsior in Europe also for abdominal organ (kidney, pancreas and liver) flushing and storage. Outside of Western Europe and North America, we sell Celsior through our distribution agreement with Aventis or through other distributors.

Principal Products in Development

Consistent with our strategic changes in October of 2000, we leveraged our success with Thymoglobulin to expand our research and development initiatives to include areas outside of transplantation, including immunology, hematology/oncology and auto-immune disease. Our research and development expenses were $20.8 million in 2000, $17.9 million in 2001 and $18.9 million in 2002. These expenses primarily relate to additional indications for marketed products and new products in development.

We currently have two principal products in development:

Cyclosporine Capsules

We have an exclusive license to a pending patent application on a novel smaller-size cyclosporine capsule formulation from Tris Pharma, a small U.S. research and development company. We expect that the capsule will be smaller than currently marketed cyclosporine capsules. We filed regulatory application for marketing approval in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval.

RDP58

RDP58 is a novel inhibitor of several inflammatory cytokines, notablyTNF-alpha. Interleukin(IL) 2, IL12, and Interferon (IFN)-gamma are also inhibited. RDP58 is currently in Phase IIa clinical trials in Europe. This is our first product candidate from our own research and development efforts to enter such a clinical trial. RDP58 was designed using our drug design approach, in collaboration with Synt:em, that integrates advanced biology, biophysics, chemistry and information technology in a coordinated effort to design and develop potential therapeutic products. We are investigating the use of RDP58 for treatment of various auto-immune disorders. Ulcerative colitis and Crohn’s disease are the two auto-immune disorders being examined in the current Phase II study.

Overview

Cytokines are protein messengers that coordinate the functions of immune cells and certain other cells and tissues. TNF-alpha is a cytokine that, when released in excess, can trigger activation of immune responses and inflammation. Continuous excessive TNF-alpha release can cascade into a variety of auto-immune diseases including inflammatory bowel disease, rheumatoid arthritis and psoriasis. There are currently a number of therapeutic products that target inhibition of TNF-alpha release. TNF inhibitors, including Remicade and Enbrel, have been approved for treatment since 1998 and 1999, respectively. They are considered the standard of care in the treatment of a variety of auto-immune diseases including Crohn’s disease and rheumatoid arthritis. These therapeutic agents are being examined as a treatment for a number of other auto-immune diseases, including psoriasis, psoriatic arthritis and ankylosing spondylitis. RDP58 inhibits production of other cytokines that contribute to the inflammatory process.  In addition to TNF-alpha, we have determined that RDP58 inhibits IFN-gamma, IL12 and IL2.  RDP58 decreases IFN-gamma production by regulating IFN-gamma gene expression.  Studies are in progress to understand how IL2 and IL12 are inhibited.

Animal models, including studies in primates, suggest that RDP58 could decrease levels of TNF-alpha, reduce inflammation, and improve clinical outcomes. Currently marketed TNF-alpha inhibitors work by binding to TNF-alpha after synthesis and excretion by the cell, thus neutralizing TNF-alpha in the blood before it can participate in the inflammatory response. In contrast, we believe RDP58 prevents the translation of TNF-alpha RNA, thereby preventing the synthesis of TNF-alpha protein within the cell. We believe that RDP58 could be a more efficient inhibitor of TNF-alpha as it prevents the synthesis of the protein as opposed to current therapy, which attempts to inhibit the effects of its expression post-synthesis.

RDP58 is currently being tested in an oral formulation consisting of D-isomer amino acids. This peptide is resistant to enzymatic breakdown during the digestive process, which is important for any oral therapeutic agent. Current TNF-alpha inhibitors are only available in non-oral form, either through a subcutaneous injection or through intravenous administration.

Clinical Studies

Inflammatory Bowel Disease. We filed for Clinical Trial Exemption (CTX) with the U.K. Medicines Control Agency (the U.K. equivalent to the U.S. FDA) for RDP58 in September 2001 after successful completion of a Phase I normal volunteer dose escalation safety study. In the Phase I study, three groups of nine healthy volunteers participated in a dose escalation study using 3 doses for a total of 28 days. Oral RDP58 was found to be safe and well tolerated. The CTX allowed us to initiate Phase II proof-of-principle, dose-ranging clinical trials in the fourth quarter of 2001. The Phase II trials are prospective, randomized, blinded trials in patients with mild-to-moderate ulcerative colitis or Crohn’s disease. We completed patient enrollment and expect to announce the results of these studies in the second quarter of 2003. As our lead and primary product in development, adverse or inconclusive results from this trial would have a significant and material adverse effect on our research and development program and our prospects.

Chemotherapy Induced Diarrhea. RDP58 has been shown to significantly decrease the incidence of diarrhea and mortality in a murine model of CPT-11 toxicity. In this model, 93% of mice given 200mg/kg of CPT-11 developed diarrhea and had a 63% mortality rate. In the study, of the mice that were given RDP58 in their drinking water starting three days before treatment with CPT-11, only 33% developed diarrhea and 93% of the animals survived. Our preclinical studies show that when RDP58 is given concurrently, the maximum tolerated dose of CPT-11 is increased.  In addition, TNF-alpha, IFN-gamma, and IL12 production in the gut are at normal levels.  When tested in an animal model of cancer, RDP58 allowed the CPT-11 dose to be doubled resulting in a greater than 80% reduction in tumor volume compared to about 40% reduction at the lower concentration.  RDP58 by itself did not affect the rate of tumor growth.

We have filed an Investigative New Drug (IND) with U.S. FDA under which we have begun a U.S. Phase Ib safety study of RDP58 for chemotherapy induced diarrhea (CID).  The purpose of the study is to investigate the safety of RDP58 in patients who are undergoing chemotherapy treatment.  We have begun enrollment and expect to complete the study by the end of 2003 or early 2004.

Other Preclinical Developments

RDP58 is the subject of five additional development programs: interstitial cystitis, neurology, HIV, dermatology and pulmonary.

Interstitial Cystitis.  Interstitial cystitis, or IC, is a chronic inflammation of the bladder resulting in frequent and urgent urination that is accompanied with lower abdominal or urethral pain. Recent epidemiological data suggest that there may be greater than 700,000 cases of IC in the US.  Three general treatment approaches are: oral medication, intravesical therapy (bladder instillation) or surgery. Surgery is indicated for those patients that have failed the other two approaches, and multiple forms are used.  The only FDA approved oral drug specifically for IC is pentosan polysulfate sodium, a derivative of heparin sulfate, which is presumed to treat the lining of the bladder to restore normal function.  Other oral medications include analgesics (pain relievers), anti-depressants, antihistamines and muscle relaxants.  The more common intravesical therapies consist primarily of intravesical (inserted by a catheter through the urethra) instillation of DMSO, heparin sulfate, Bacillus Calmette-Guerin, or a cocktail of drugs.  According to the Interstitial Cystitis Association, at this time there is no cure for IC, nor is there an effective treatment which works for everyone.  Preliminary studies in a mouse model of IC showed that RDP58 may have therapeutic activity in IC.  Mouse bladders were inflamed by intravesical instillation of lipopolysaccharide (LPS), a potent inflammatory compound.  Histological analysis (viewing tissues under a microscope) showed heavy infiltration of leukocytes (immune cells) and severe edema (swelling).  Treatment with RDP58 after LPS instillation reduced these indicators of inflammation on average by 70%.

Neurology.  RDP58 was studied in a standard experimental model simulating the symptoms of multiple sclerosis or MS, in rats. Animals were immunized with myelin basic protein to develop an autoimmune response resulting in paralysis of the tail and hind limbs. When RDP58 was given as a single dose via intra-cerebroventricular (in a cavity of the brain) injection, it dramatically diminished the onset of paralysis. In some animals, paralysis was completely prevented. The beneficial effects were best when RDP58 was given up to 10 days after inoculation with myelin basic protein when clinical symptoms were beginning to appear.

The currently approved standard of care for the treatment of MS is beta-interferon. Beta-interferon as a treatment regimen is most efficacious when commenced at the earliest point in the disease’s progression, usually immediately after diagnosis and before any symptoms of the disease present themselves. Furthermore, beta interferon has been shown to be increasingly ineffective as the disease progresses and has shown little efficacy in minimizing or halting symptoms, such as paralysis, after they present themselves in a patient. We believe that RDP58 presents a unique opportunity in multiple sclerosis as our preclinical models demonstrate that disease progression may be halted after the presentation of symptoms.

HIV Gastro-intestinal disorders.  Diarrhea related to HIV is a significant gastro-intestinal disorder affecting HIV-infected persons. HIV-related diarrhea is a malabsorption syndrome that results in nutrient loss and poor drug absorption. This translates into increased weight loss and viral titers in patients who suffer from HIV-related colitis. Researchers at the University of California at Davis, with the support of scientists at SangStat, were awarded a National Institute of Health grant to study the impact of RDP58 on the gastro-intestinal complications of HIV in the HIV primate model. In this study, RDP58, when given with anti-viral therapy, was found to enhance the rate of repopulation of the CD4+ and CD4+CD8+ lymphocyte populations in the gastrointestinal mucosa compared to animals receiving anti-viral therapy only.We expect to explore this finding in a pilot clinical trial.

Dermatology. TNF-alpha appears to play an important role in psoriasis and possibly in atopic dermatitis. RDP58 has been fashioned into a topical gel that will be used to determine efficacy in these two dermatologic diseases. Animal toxicology studies are underway. Preliminary results in a mouse model of skin inflammation showed that, RDP58, when applied to the affected skin, reduces TNF-alpha expression, edema (swelling), and inflammatory cell infiltration.

Pulmonary.  RDP58 is a powder formulation that may be used as an aerosol to provide inhalation therapy for asthma, chronic obstructive pulmonary disease, sarcoidosis and other pulmonary diseases. Preliminary data in animal models of Pulmonary Fibrosis (PF) and Chronic Obstructive Pulmonary Disease (COPD) show that RDP58 significantly reduces TNF-alpha levels and inflammatory cell infiltration in the lungs. We are pursuing partners to continue development in this therapeutic arena.

Sales and Marketing

In the U.S., we market products through our direct sales force. As of December 31, 2002, we had 21 account managers, supervised by 3 regional sales directors, who call on or sell primarily to the approximately 260 transplant centers in the U.S. A number of the account managers have backgrounds in transplantation, either from selling other transplant products or with clinical backgrounds as nurses or as transplant coordinators in transplant centers. We also have two national account directors who call on group purchasing organizations and managed care groups.

Sales to Cardinal Health Inc., McKesson Corporation, AmeriSource and Bergen Brunswig Drug Company accounted for 28%, 19%, 14% and 15%, respectively, of total revenues in 2002, and 26%, 18%, 12% and 11%, respectively, of total revenues in 2001. Sales to Cardinal Health Inc. and McKesson Corporation accounted for 13% and 15%, respectively, of total revenues in 2000.

As of December 31, 2002, we had approximately 39 sales and marketing people throughout the major European markets.

Strategic Relationships

We evaluate on an ongoing basis potential collaborative relationships with corporate and other partners where such relationships may complement and expand SangStat’s research, development, sales and marketing capabilities.

Therapeutic Human Polyclonals

In November 2002, we entered into a collaboration with Human Therapeutic Polyclonals, Inc. or THP for the development of humanized polyclonal therapeutic products to be generated by the immune systems of transgenic animals.  THP is a private research stage company that was formed by two scientists, one of whom, Dr. Roland Buelow, was our Senior Vice President of Discovery Research from April 1, 2000 to November 8, 2002.  Dr. Buelow is transitioning from his employment with us to become the full-time Chief Scientific Officer of THP.

THP was formed to develop animals whose immune systems have been genetically altered so that they would produce antibodies that contain human, instead of animal, sequences.  The engineered animals would then be injected with proteins called antigens that are found primarily on disease-producing cells, viruses or other pathogenic (disease-causing) materials.  For example, antigens that mark certain cancer cells could be injected.  The animal’s altered immune system would then produce antibodies that react against the antigen and, hence, against the disease target (for example, the cancer cell).  These antibodies would be extracted from the animal’s blood and purified for human use.  THP’s first genetic engineering effort is focused on rabbits, which produce high quantities

(titers) of antibodies.  Our primary marketed product, Thymoglobulin, is a rabbit antibody product made in a similar fashion from non-engineered rabbits.  Consequently, our expertise in producing pharmaceutical-grade polyclonal antibodies from rabbits fits well with THP’s plans to develop antibodies from transgenic rabbits.  Animal antibodies generally have limited utility, since they normally produce an immune reaction against them when injected into humans.  By humanizing the antibodies, THP hopes to reduce or eliminate these reactions.

Current humanized antibody products such as Rituxan® and Herceptin® are monoclonal antibodies.  The antibodies in these products are all identical and identify only a single point (epitope) on the antigen.  By contrast, the antibodies produced directly by live animals have significant variability and react against many epitopes of the antigen.  These antibodies are called polyclonal antibodies.  Because they react to many epitopes, polyclonal antibodies have the potential to be more effective than monoclonal antibodies, since disease targets may contain different epitopes.

Another potential advantage of the THP system is that commercial quantities of the antibodies are produced directly from colonies of rabbits, which we anticipate will be very similar to production of our Thymoglobulin product.  By contrast, current humanized monoclonal antibody products must first be developed from a mouse or synthetic system, and then cloned into a production cell line.  The commercial quantities of humanized monoclonal antibody products are made in complex and expensive bioreactor factories where the cells lines are cultivated.

Antibodies have two different components:  the “constant region” that is the same for each antibody, and the “variable region” that varies and codes for a specific antigen.  Currently, THP has produced rabbits that produce antibodies with part of the constant region that is human.  THP’s first objective is to develop a proof-of-principle rabbit that produces antibodies with fully human constant regions within a year.  Because the research is at an early stage, clinical products from the technology are not expected to reach the market for years, if ever.

We have options from THP to obtain exclusive licenses to the THP technology to produce humanized polyclonal antibody products.  One option is for a humanized version of our current Thymoglobulin product.  We also have options to obtain exclusive licenses to products to treat hematology (blood related) diseases, such as leukemia and lymphoma.  The options have an exercise period that commences when THP has produced a genetically engineered rabbit capable of producing commercial-grade humanized antibodies.  Each license would have an up-front fee, milestone payments based on progression through clinical trials to product approval, and royalties.  THP has the right to contribute to the development costs for hematology products and receive a commensurate share of profits from commercial sales. We share antibody purification know-how with THP. In November 2002, we made a one-time technology access fee payment to THP of $500,000 under the terms of the agreement.

Additionally, we have made an equity investment of $3.2 million in THP and are committed to make a second investment of $3.2 million when THP has produced the proof-of-principle engineered rabbit, unless that milestone is unduly delayed.  The total of these investments would represent ownership of approximately twenty percent (20%) of the issued share capital of THP. Our investments are made in conjunction with investments by Research Corporation Technologies, Inc., which provided start-up financing for THP and is the majority shareholder of THP. When THP has produced the commercial-grade engineered rabbit, we have an option to make an additional equity investment of $15.0 million, which would give us ownership of approximately 40% of THP’s issued share capital. We do not have the right to acquire full ownership of THP.

Abbott Laboratories

In May 1999, we signed a multi-year co-promotion, distribution and research agreement with Abbott for Gengraf in the U.S. We are the exclusive distributor for Gengraf and share marketing, promotional and development expenses as well as the profits from the co-promotion of the product with Abbott. The agreement for Gengraf involves only sales in the U.S.  The agreement ends December 31, 2004 unless both companies agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value at that time aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million, including $6.9 million received in 2000, and a long-term loan of $16.0 million to us received during 1999. In January 2000, we made a milestone payment of $4.0 million to Abbott under the terms of the agreement. No further milestone payments are required from either company. All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of common stock to Abbott are recorded as deferred revenue and recognized ratably over the term of the agreement as revenue from collaborative agreements. In May 2000, Abbott and we launched Gengraf, the cyclosporine capsule developed by Abbott. In connection with the equity investment, Abbott and we entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated our existing Supply Agreement.  We have repaid $11.0 million of the loan and $5.0 million remains outstanding. Our ability to continue marketing Gengraf may be limited as a result of a recent judgment that Gengraf infringed a Novartis patent.

Abgenix

In August 2000, we entered into a global co-development, supply and license agreement with Abgenix, Inc., for ABX-CBL, an antibody developed by Abgenix. We made an initial license fee payment of $1.0 million to Abgenix. ABX-CBL is an anti-CD147 monoclonal antibody for the treatment of steroid resistant GVHD and is currently in a multicenter, randomized, and controlled Phase II/III study. Development costs are shared equally. We also have the right, subject to the terms and conditions of the agreement, to commercialize other anti-CD147 antibodies developed by Abgenix.

In February 2003, preliminary results of the Phase II/III study showed no survival advantage with ABX-CBL compared to the control arm of the study.  Consequently, we and Abgenix decided to discontinue further development of ABX-CBL.  As a result, we will not have to pay Abgenix two additional payments of $1.0 million that were contingent on achievement of certain milestones.   We also do not have to reimburse Abgenix for development expenses incurred prior to January 1, 2000 since that reimbursement was payable only after product launch. The amount had not been determined, but the agreement limited our obligation to $6,100,000. We were required to reimburse Abgenix for one-half of the development costs incurred for ABX-CBL from January 1, 2000 to August 8, 2000, with our share being approximately $1.9 million. We paid Abgenix $1.4 million as of December 31, 2001 and the remaining $0.5 million was paid in 2002. The license fee and the reimbursement of development expenses are recorded as research and development expenses.

Aventis

We entered into a Distribution Agreement with Aventis in May 1999 that appointed Aventis as our exclusive distributor outside North America and Western Europe. The agreement automatically extends for additional annual periods unless either party gives notice of termination, and the current expiration date is March 31, 2004.  Aventis sells our products either through its local subsidiaries or through third party distributors that often distribute other Aventis products. We are in the process of renegotiating the Aventis contract to remove territories from the contract.  We then would contract directly with a local distributor in that territory, which may be the local Aventis subsidiary in that territory.  We have contracted directly with local distributors in Israel and certain countries in Eastern Europe, South and Central America, and Asia.

Aventis also performs some of the steps in the manufacturing process of Thymoglobulin and Lymphoglobuline. In addition, we pay Aventis royalties on Thymoglobulin and Lymphoglobuline contingent upon the sales of these products. In 2000, 2001 and 2002, royalty payments on Lymphoglobuline and Thymoglobulin to Aventis totaled approximately $622,000, $2.2 million and $7.6 million, respectively. We expect these royalty payments to increase in future years since we began paying royalties on Thymoglobulin during the third quarter of 2001. The royalty payments on Thymoglobulin increased on the third anniversary of the purchase of IMTIX (October 1, 2001) and will decrease again three years thereafter.

Synt:em

In July 2001, we entered into a three-year research collaboration agreement for the discovery of next generation RDP58 molecules with Synt:em, a French biopharmaceutical company. The aim of this collaboration is to design novel RDP58-like compounds for the inhibition of inflammation in new in vivo applications using Synt:em’s proprietary rational design technology, Acti:map™. The SangStat-Synt:em agreement builds on earlier development efforts between SangStat and Synt:em with Allotrap peptides that led to the original discovery of RDP58. Under the terms of the agreement, SangStat performs in vitro and in vivo testing of peptides and novel rationally designed peptides while Synt:em uses its Acti:map™ technology to perform the rational design work.

In late 2001, the European Community, or EC issued a research contract to a consortium consisting of our wholly owned French subsidiary, Imtix-SangStat SAS, and seven academic research centers.  The grant covered a term of three years and would provide up to approximately $2,755,600 (2,628,567 Euros) to the consortium to fund research in the role of heme oxygenase-1, or HO-1, in inflammation.  Since RDP58 regulates HO-1, the research was of interest to Imtix-SangStat.  A consortium agreement is being negotiated under which it is anticipated that the academic members of the consortium would convey to Imtix-SangStat the rights to commercialize any inventions arising in the course of the research.  Under the EC research contract, Imtix-SangStat committed to funding approximately $471,500 (450,000 Euros) of research, with the EC matching that amount.  Imtix-SangStat intended that a portion of its research would be subcontracted to Synt:em.  Since the research of Synt:em currently being conducted under the SangStat-Synt:em Agreement is included under the EC contract, we are working with Imtix-SangStat and Synt:em to assign the SangStat-Synt:em Agreement to Imtix-SangStat.

Competition

The drug industry is very competitive. The drugs we market compete with existing and new drugs being created by pharmaceutical, biopharmaceutical, and biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition for us. Many of the competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products we are developing or marketing and may be more effective and less costly. In addition, many of our competitors have significantly greater experience than we do in conducting clinical trials of pharmaceutical products and obtaining regulatory approvals of such products. This could cause our competitors to succeed in commercializing products more rapidly than we can. The principal factors upon which our products compete are:

•	product utility;

•	therapeutic benefits;

•	ease of use;

•	pricing; and

•	effective marketing.

We believe we generally compete favorably with respect to these factors. However, Thymoglobulin is the price leader in the U.S. and thus is exposed to competition from lower-priced products as pressures increase on health providers to contain costs.

Thymoglobulin and Lymphoglobuline compete with various products in the U.S. and worldwide. In the U.S., Thymoglobulin has been successful in establishing a market share against these products, most of which were all previously on the market. In the U.S. there is no competitor selling a rabbit antibody product similar to Thymoglobulin while in Europe there are a number of rabbit antibody competitors. Thymoglobulin has recently experienced increased competition from the off-label use of a newly introduced product.  Increased competition from this or other products could affect the future sales or price of Thymoglobulin, which could have a material adverse effect on our business and operating results.

Gengraf and our cyclosporine capsule in development are generic and compete against the branded cyclosporine product (Neoral®, produced by Novartis AG) as well as other generic cyclosporine products that have been or may be approved. These products also compete against Prograf®, marketed by Fujisawa Pharmaceutical Co. Ltd, and Rapamune®, marketed by Wyeth, which were approved by the FDA to be taken instead of cyclosporine.

RDP58 is an inhibitor of TNF-alpha synthesis. TNF-alpha is a cytokine released in excess in various autoimmune disorders. For that reason, many companies are pursuing development of a TNF-alpha inhibitor and we believe there could be substantial competition in this area. For example, Immunex/AHP’s Enbrel® and Johnson & Johnson’s Remicade® are both TNF-alpha inhibitors that are currently approved for rheumatoid arthritis and Crohn’s disease, respectively.

Patents and Proprietary Technology

We have several issued patents in the U.S. that pertain to previous products and technologies that we do not intend to commercialize. Of our products, only Celsior is covered by issued patents.   We have several pending patent applications on RDP58 and intend to vigorously pursue patent coverage for RDP58 and related products. We have no issued patents covering Thymoglobulin and Lymphoglobuline, and rely on our manufacturing know-how to protect these products. With respect to our cyclosporine capsules, we have in-licensed a pending formulation patent application from Tris Pharma.

In addition, as discussed above, we have also licensed certain patents and patent technology from others. We have an exclusive, worldwide license from Stanford University for certain issued patents and pending patent applications in the HLA and peptide area.

Patent applications in the U.S. are maintained in secrecy until patents are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first to discover compositions covered by our pending patent applications or the first to file patent applications on such compositions. Our pending patent applications may not result in issued patents, our issued patents may not afford protection against a competitor and our products may infringe on other patents. Our ability to continue marketing Gengraf may be limited as a result of a recent judgment that Gengraf infringed a Novartis patent.

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

We acquired the unit near Lyon, France that manufactures Thymoglobulin and Lymphoglobuline in 1998. The FDA, as well as the Canadian and French health authorities, inspected this facility in February and March 2002 to ensure compliance with current regulatory standards. Currently Aventis performs some of the steps in the manufacturing process of Thymoglobulin and Lymphoglobuline under contract to us. We perform the remaining manufacturing steps ourselves in manufacturing facilities that we lease from Aventis. The agreements with Aventis expire on dates ranging from 2008 to 2013.

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

With respect to raw materials, we have agreements for commercial scale production of cyclosporine bulk material with Gensia Sicor and Abbott Laboratories. Our Gensia Sicor agreement runs until December 31, 2005 and has an automatic one-year term renewal unless either party gives notice. Our Abbott agreement terminates December 31, 2004 and is automatically renewed unless either party gives notice. Bulk cyclosporine is difficult to manufacture since it must be extracted from whole cells and carefully purified. We have sufficient quantities of bulk cyclosporine to meet our current needs. We believe we also have sufficient quantities of raw materials for our other products and product candidates.

Warehousing and Distribution

We use a logistics provider to store and distribute our products in the U.S. from one central warehousing location in

Memphis, Tennessee. When our provider receives a purchase order through electronic data input, phone, mail or facsimile, it sends the order to the warehouse for shipment, usually within 24 hours, to the customer placing the order. The provider is also responsible for invoicing and collections.

Government Regulation

Our research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries (“Regulatory Agencies”). The U.S. Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, import and export of our products and product candidates. Preclinical study and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would harm our ability to commercialize any product candidates we develop and our ability to receive product revenues. If regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

Our products in clinical trials during the remainder of 2003 may include Thymoglobulin for expanded labeling and RDP58.

Our clinical trials may not be completed successfully or within any specified time period. Either the FDA or we may suspend clinical trials at any time, if either of us concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons. The conduct of clinical trials is complex and difficult, especially in Phase III. Also the design or the performance of the Phase III clinical trial protocols may not be successful.

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

Other regulatory agencies follow similar procedures to those required by the FDA and require that the safety and efficacy of our pharmaceutical product candidates be supported through adequate and well-controlled clinical trials. If the results of our pivotal clinical trials submitted in an application for approval do not establish the safety and efficacy of our product candidate to the satisfaction of any regulatory agency, we will not receive the approvals necessary to market our product candidate in that country.

In the European Union, or EU, the registration process for certain products can be done through a decentralized procedure. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states from which recognition is sought. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize the approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

Following approval, regulatory agencies continue to regulate our approved and marketed products. We must report adverse drug events associated with our products to the regulatory agencies. In addition, the regulatory agencies also inspect on a regular basis the equipment and facilities used to manufacture our products. A regulatory agency may suspend the manufacturing facilities (and order a recall of our products manufactured in that facility) if the regulatory agency believes that the product has not been manufactured in compliance with regulations.

Employees

As of December 31, 2002, we employed 299 people worldwide, of which 110 are in the U.S. and Canada and 189 are in Europe, which includes approximately 74 employees in our manufacturing facility near Lyon, France. Most of our employees in our French facilities are represented by labor unions. We believe that we maintain good relations with our employees.

Available Information

Our Internet address is http://www.sangstat.com/.  Information contained on our website is not part of this annual report on Form 10-K. We make available free of charge on http://www.sangstat.com/ our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

SangStat Medical Corporation
6300 Dumbarton Circle
Fremont, CA 94555
Attention: Investor Relations
Telephone: (800) 298-1738

Code of Ethics

We have adopted a Financial Code of Ethics for our chief executive officer, chief financial officer, controller and finance director, Europe. A copy of the Financial Code of Ethics is available on our web site at http://www.sangstat.com/. We intend to post on our web site any material changes to, or waiver from our code of business conduct, if any, within five business days of such event.

Risk Factors

We have a history of operating losses, and our continued profitability is uncertain.

We were incorporated in 1988 and have experienced significant operating losses since that date. As of December 31, 2002, our accumulated deficit was $180.7 million. While the 2002 year was a profitable year, we may recognize losses in subsequent periods for a variety of reasons, particularly if we are unable to sell Gengraf in the future or if we increase our research and development expenditures directly or through investment or partnering arrangements with others. We expect to continue the development of our existing products and to enter into license or partnering arrangements in the future.

To date, our product revenues have been primarily derived from sales of Thymoglobulin, Lymphoglobuline, and Gengraf. Revenues from Thymoglobulin were 60%, 54% and 58% of total revenues in 2000, 2001 and 2002, respectively. Revenues from Lymphoglobuline were 12%, 8% and 7% of total revenues in 2000, 2001 and 2002, respectively. In addition, revenues from Gengraf were 18%, 31% and 31% of total revenues in 2000, 2001 and 2002, respectively. If Abbott were required to obtain a license from Novartis to continue the sale of Gengraf, Abbott’s cost of sales for Gengraf may increase, and Gengraf sales may fall dramatically if this increased cost renders Gengraf less competitive in the marketplace.  We believe that under our agreement with Abbott, any royalties due to Novartis should be paid by Abbott solely from Abbott’s share of Gengraf profits, but Abbott may contest this. If Gengraf were withdrawn from the market due to the Novartis patent lawsuit against Abbott, these revenues would be lost entirely.

While we experienced our first profitable year in 2002, we may not be able to maintain or increase our financial reporting profitability on a quarterly or annual basis. Our operating results will be significantly dependent upon our success in, among other things:

•	maintaining and increasing revenues from Thymoglobulin, Lymphoglobuline and Gengraf, particularly Thymoglobulin;

•	Abbott’s ability and willingness to continue marketing Gengraf despite the recent judgment that Gengraf infringes a Novartis patent;

•	successfully commercializing our product candidates, especially RDP58;

•	limiting our manufacturing and selling, general and administrative expenses; and

•	controlling research and development expenses.

Our operating results may also be affected by the licensing of complementary products or the investments in or acquisition of products or companies we may effect in the future. Any such acquisition or licensing could have the immediate effect of causing an operating loss in future periods. In this regard, our recent collaboration with and investment in Human Therapeutic Polyclonals decreased our level of profitability in 2002.

Fluctuations in quarterly and annual operating results may decrease our stock price.

Our quarterly and annual operating results may fluctuate due to a variety of factors, and these fluctuations may not match the expectations of investors and securities analysts. This could cause the trading price of our common stock to decline substantially. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock.

We also expect our operating results to fluctuate significantly as a result of a number of factors, including:

•	the uncertainty in the timing and the amount of revenue we earn upon product sales, including seasonal fluctuations;

•	our ability to continue marketing Gengraf in light of pending litigation between Novartis and Abbott and a judgment in favor of Novartis, and Abbott’s willingness to continue marketing Gengraf;

•	our achievement of research and development milestones;

•	expenses we incur for product development, clinical trials and marketing and sales activities;

•	the licensing of new products or the acquisition of products or other companies;

•	increased competition by existing or new products;

•	regulatory action;

•	market acceptance of our products;

•	manufacturing capabilities;

•	cost of litigation; and

•	third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future.

If our preclinical and clinical testing of potential products is unsuccessful, our business will be harmed.

Before obtaining regulatory approval for the sale of any of our product candidates, we must subject these product candidates to extensive preclinical and clinical testing to establish their safety and efficacy. If these tests are unsuccessful, we will be unable to commercialize these products. We expect to announce the results of our Phase II trials of RDP58 for patients with mild-to-moderate ulcerative colitis or Crohn’s disease in the second quarter of 2003. As our lead and primary product in development, adverse or inconclusive results from these trials would have a significant and material adverse effect on our research and development program and our prospects. In any event, interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we delayed our expected filing for our cyclosporine capsule by approximately six months due to unanticipated results on an initial clinical trial for that product, and we could experience further delays in the future for this and other products. Similarly, we recently announced preliminary results from our PhaseII/III study of ABX-CBL indicating that survival with ABX-CBL was similar to ATGAM.  Based on these results, we do not plan to pursue further development of ABX-CBL. Moreover, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. The rate of completion of clinical trials depends, in part, on the enrollment of patients, which in turn depends on many factors such as the size of the patient population, the proximity of target patients to clinical sites, the eligibility criteria for the trial, the trial design, perceived risks and benefits, availability of the study drug and the existence of competitive experimental or approved therapies. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, trial delays or both. Our product development costs will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed.

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

Because we expect Thymoglobulin, Lymphoglobuline and Gengraf to be key revenue-generating products, any factor decreasing sales of these products, particularly Thymoglobulin, would harm our financial results. In this regard, Thymoglobulin has recently experienced increased competition from the off-label use of a newly introduced product. Increased competition from this or other products could affect the future sales or price of Thymoglobulin, which could have a material adverse effect on our business and operating results. In addition, a delay in regulatory approval of our cyclosporine capsule product would harm our future financial results. The following factors could harm the sale or approval of these products:

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

We face substantial competition.

Each of the drugs we develop competes with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to our products, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. Additionally, our increasing sales of Thymoglobulin are attracting competition. Thymoglobulin has recently experienced increased competition from the off-label use of a newly introduced product.  Increased competition from this or other products could affect the future sales or price of Thymoglobulin, which could have a material adverse effect on our business and operating results.

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

Novartis sued Abbott in August 2000 claiming that Gengraf infringes certain Novartis patents. On August 19, 2002 a judgment was entered in U.S. District Court finding that Gengraf infringed one of the Novartis patents and awarding Novartis $5.0 million in damages. Novartis has filed for  injunctive relief to prevent the sale of Gengraf in the U.S. The course of litigation is inherently uncertain: Novartis may choose to sue us directly, Abbott may not prevail, Abbott may withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. If Novartis sues us directly, we may incur expenses before reimbursement, if any, by Abbott, who is obligated under our agreement to indemnify us against such suits but their indemnity may not cover lost sales. Should Novartis succeed in obtaining a preliminary or permanent injunction, this injunction may temporarily or permanently remove Gengraf from the market. If Abbott or we are forced or elect to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could be holding inventory of Gengraf that we are unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected.

A change in marketing strategy and a delay in product approval have created excess perishable inventories that may result in significant reductions in our future gross margins.

We have approximately $17.5 million of bulk cyclosporine active ingredient inventory classified as other assets in the balance sheet that we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the U.S. and Europe. However, since we are now distributing Gengraf in the U.S. and no longer sell SangCya Oral Solution, we are dependent on our capsule product under development to use this inventory. Although we plan to obtain marketing approval for the cyclosporine capsule product in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. We filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions or all of our bulk active ingredient in the future, which could significantly reduce the gross margin reported for that future period. If our cyclosporine capsule product is not launched by mid to late 2004, or if sales do not meet our expectations, we may have to write off additional amounts for expired inventory, which would adversely impact our operating results.

Four wholesalers account for a high percentage of our revenues, and the failure to maintain or expand these relationships could harm our business.

A substantial portion of demand for our products is from customers such as hospitals and pharmacies who purchase our products from wholesalers. Sales to Cardinal Health Inc., McKesson Corporation, Bergen Brunswig Drug Company and AmeriSource accounted for approximately 28%, 19%, 15% and 14% respectively, of total revenues in 2002. Bergen Brunswig Drug Company acquired AmeriSource in 2002. We expect that we will continue to derive a substantial portion of our revenue from these wholesalers. The loss of any of these wholesalers could harm our business and operating results.

We may not be able to manufacture or obtain sufficient quantities of our products, which could lead to product shortages and harm our business.

Our manufacturing facility near Lyon, France, must meet FDA standards of Good Manufacturing Practices and other regulatory guidelines. The FDA and other regulatory authorities inspect our manufacturing facility to ensure that it meets regulatory standards. The FDA, as well as the Canadian and French health authorities, inspected our Lyon facility in February and March 2002. While the FDA may inspect our facilities at any time, we do not expect an FDA inspection until 2004. If in the future the FDA or Canadian authority believes that we are not complying with its guidelines, it can issue a warning letter or prevent the import and sale of Thymoglobulin into the U.S. or Canada, and/or order a recall of these products, which would cause an immediate and significant adverse effect on our business and operating results. In addition, Thymoglobulin and Lymphoglobuline are biological products, which are more difficult to manufacture than chemical compounds. We rely on Aventis for certain important manufacturing services, including quality assurance, quality control, and lyophilization, a step in the manufacturing process which involves removing the water from the product. Aventis may not continue to effectively and continuously provide us these critical manufacturing services. In addition, we may have difficulties manufacturing Thymoglobulin or Lymphoglobuline in the future that may impair our ability to deliver products to our customers, which could reduce our revenues.

Although we primarily use our own facilities to manufacture Thymoglobulin and Lymphoglobuline, we rely on third parties to supply us with raw materials. These third parties may stop supplying us with the materials we need at any time, and we may have to find new suppliers. We have six suppliers of rabbit serum used for the manufacturing of Thymoglobulin. We recently had a dispute with two former suppliers of rabbit serum that resulted in a judgment against us of approximately $3.6 million plus interest, which was recorded as a charge to other income (expense) - net for the year ended December 31, 2001.  Our preferred rabbit suppliers are reaching full capacity and we are negotiating arrangements with them to expand capacity to meet our future needs.  If this expansion is delayed or fails to materialize, we may incur shortages of an essential raw material. We have drawn upon our inventory of rabbit serum and our current inventory represents approximately 2.5 months supply.

Our reliance on third parties for manufacturing may delay product approval or, once approved, result in a product shortage, which would reduce our revenues.

Except for Thymoglobulin and Lymphoglobuline, third parties manufacture all of our products and product candidates. We rely on Abbott Laboratories and Sicor for the manufacture of bulk cyclosporine for the capsule product that is pending regulatory review in Europe. Abbott Laboratories also manufactures Gengraf, which would be a competing product with our cyclosporine capsule in Europe.  It is possible that this competitive relationship could result in Abbott being an unreliable supplier for bulk cyclosporine for us.  Federa (Fresenius Kabi France) manufactures Celsior for us. Some of the risks associated with using third parties for manufacturing are as follows:

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

We may elect to in-license or partner the development of new products from others, or we may elect to acquire products or other companies. We expect that the licensing or acquisition of products or companies in an early stage of development would require substantial additional investment prior to yielding anticipated returns. Moreover, we may fail to ultimately realize any anticipated benefits for a variety of reasons including risks inherent to the research and development of early-stage products, competition, quality problems, declining reimbursement, and integration risks related to new products, technology and human resources. Integration of new products or companies may strain our existing financial and managerial controls, reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives and needs. Because we only recently realized quarterly profitability, we would expect that any such acquisition or licensing could have the immediate effect of causing an operating loss in future periods. Furthermore, the licensing or acquisition of new products or companies for cash could limit our financial resources, and the issuance of our stock in such a transaction could result in substantial dilution to existing stockholders.  Accounting rules require us to periodically evaluate our investments in products, technologies or collaborators, such as our investment in Therapeutic Human Polyclonals, Inc.  A reduction in appraised value due to technology delays or failures or other reasons would require us to record loss, that would adversely affect our financial results.

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

To maintain profitable operations, we must successfully develop, obtain regulatory approval for, manufacture, introduce and market new products and product candidates. We may not be able to successfully do this. Our product candidates will require extensive development and testing, as well as regulatory approval before marketing to the public. Our cyclosporine capsule product candidate in Europe has been delayed and we did not file for approval until January 2003. Similarly, we recently announced preliminary results from our PhaseII/III study of ABX-CBL indicating that survival with ABX-CBL was similar to ATGAM.  Based on these results, we do not plan to pursue further development of ABX-CBL. In addition, cost overruns and product approval delays could occur due to the following:

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. We could be subject to significant product liability claims. We currently have product liability insurance in the amount of $20.0 million per claim and $20.0 million in the aggregate on a claims-made basis, which may not be adequate to cover potential liability exposures. In addition, adequate insurance coverage may not be available in the future on commercially reasonable terms, if at all. The loss of insurance coverage or the assertion of a product liability claim or claims could harm our operating results.

We may be unable to attract or retain key personnel.

Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. We are in the process of searching for a new Chief Executive Officer and may be unable to find a qualified new Chief Executive Officer on a timely basis, and the inability to do so could harm our business. There is risk that changes in management will disrupt our operations or lead to further resignations. Additionally, new and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to recruit for these positions.

Our litigation with Novartis may be resolved adversely and could consume our time and resources.

We are involved in litigation with Novartis in the U.S. and the U.K., which could potentially harm sales of Gengraf in the U.S. (due to the U.S. regulatory litigation which would impact the labeling for all generic cyclosporine products), and our cyclosporine capsule product candidate in Europe. The course of litigation is inherently uncertain, and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and divert management’s attention.

Failure to protect our intellectual property will harm our competitive position.

Our success depends in part on our ability to obtain and enforce patent protection for our products and to preserve our trade secrets. We hold patents and pending patent applications in the U.S. and abroad. Some of our patents involve specific claims and thus do not provide broad coverage. Our patent applications or any claims of these patent applications may not be allowed, valid or enforceable. These patents or claims of these patents may not provide us with competitive advantages for our products. Our competitors may successfully challenge or circumvent our issued patents and any patents issued under our pending patent applications, or the patents of our collaborators. In this regard our ability to continue marketing Gengraf may be limited as a result of a recent judgment that Gengraf infringed a Novartis patent. Further, although we received orphan drug designation for Thymoglobulin for treatment of Myelodysplastic Syndrome, also known as pre-leukemia, we do not have patents on Thymoglobulin or Lymphoglobuline. Therefore, we are primarily dependent upon our trade secrets for these products. We have not conducted extensive patent and prior art searches with respect to our product candidates and technologies, and we do not know if third-party patents or patent applications exist or have been filed in the U.S., Europe or other countries.

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

We have strategic relationships for the development and distribution of our products. In particular, we have entered into a multi-year co-promotion, distribution and research agreement for Gengraf in the U.S. with Abbott. We are dependent upon Abbott for certain regulatory, manufacturing, marketing, and sales activities under the agreement and for defending the Novartis patent lawsuit. Abbott may not perform satisfactorily and any such failure may impair our ability to deliver products on a timely basis, or otherwise impair our competitive position, which would harm our business. We may enter into additional collaborative relationships with corporate and other partners to develop and commercialize certain of our potential products. We may not be able to negotiate acceptable collaborative arrangements in the future, or such collaborations may not be available to us on acceptable terms or, if established, be scientifically or commercially successful.

Our stock price has historically been volatile, and you could lose some or all of your investment.

The market prices for securities of pharmaceutical and biotechnology companies, including ours, are highly volatile. For example, during 2002, the price of our common stock ranged from $10.20 to $27.49 per share. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate as a result of factors such as:

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

Adverse economic conditions, terrorism, war and geopolitical actions could affect our business.

A recession or other downturn in the U.S. or other regional economy could adversely affect our customers, including wholesalers, which could reduce our sales or make it more difficult to collect payments from them on a timely basis. The continued threat of terrorism in the U.S. and elsewhere and any ongoing military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of orders, a general decrease in spending on pharmaceutical products or our inability to effectively market and ship our products, our business and operating results could be harmed. In particular, our Thymoglobulin and Lymphoglobuline products are perishable and require express shipping, which may be curtailed or delayed because of security restrictions and border inspections. Geopolitical actions by governments, companies or individuals resulting in trade restrictions, embargos, boycotts or other actions could affect our business.  We are unable to predict whether terrorism, or the military, geopolitical or other responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business or operating results.

Financial disclosure and other compliance requirements present a risk of liability or government investigation

New laws, rules and regulations by the federal and state legislatures, Securities and Exchange Commission and NASDAQ will increase the requirements for review and disclosure of financial and other information.  The Office of Inspector General of the Department of Health and Human Services has issued new compliance guidelines for the pharmaceutical industry relating to the marketing of pharmaceutical products and the federal government is increasingly active in investigating and enforcing laws and regulations on improper promotion of pharmaceutical products.  These and other laws, rules and regulations create uncertainty and risk in our industry, particularly for smaller companies such as ours that must rely on external resources for guidance. Risks include government investigation (which can be time consuming and divert management attention), fines and civil and criminal liability.  The increased potential for liability also may make it more difficult to attract and retain candidates for our board of directors.

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

We may not be able to find a tenant for vacant space

We lease vacant office space in Newark, California that housed our discontinued operation, The Transplant Pharmacy.  Due to the depressed real estate market, we may not succeed in finding a tenant for this property for a subrental in an amount that will prevent us from recognizing a further loss on our lease.

Some of our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely effect results.

Our corporate headquarters is located at a single location in the Fremont area of California near active earthquake zones. This location houses various functions and related infrastructure to support our international operations in France. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption.  California from time to time has experienced shortages of water, electric power and natural gas; future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Legacy computer systems may be vulnerable to failure or breaches of security

We use computer systems, including our enterprise-wide financial system that may not include the most advanced security and reliability features available. There is a risk of breakdown and unauthorized access to computer systems, including our financial systems. While management makes efforts to assess risks and prevent and detect such security breaches, our financial results, and our ability to accurately report such results, could be impacted if such unauthorized access were to occur and not be detected within our normal internal control procedures, or breakdowns were to occur and not be promptly remedied.

ITEM 2.          PROPERTIES

Our global headquarter is located in Fremont, California. Floor space in Fremont is approximately 44,000 square feet, including offices, laboratory space, storage area and specialized areas for some pilot production and preclinical testing. The lease for the Fremont building space will expire in June 2005. We are negotiating with the landlord for an extension to this lease.

Our European headquarter is located in Lyon, France. We lease approximately 38,300 square feet from Aventis in Marcy L’Etoile (just outside of Lyon), France for administration and manufacturing.  The leases for non-manufacturing operations expire at various dates up to 2006 and may be renewed for subsequent years. The manufacturing lease expires in 2013 but may be terminated at our option upon giving one year’s notice. In addition, we lease approximately 12,400 square feet in Lyon, France for sales, marketing, finance, clinical, and administration, and lease administrative offices in various other countries.

We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future and anticipate that we will be able to expand our facilities to nearby locations as the need develops.

ITEM 3.          LEGAL PROCEEDINGS

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. On August 19, 2002 a judgment was entered finding that Gengraf infringed one of the Novartis patents and awarding Novartis $5.0 million in damages. Novartis filed for an injunction to prevent the sale of Gengraf in the U.S., but the judge has not yet ruled on the injunction. We have not been named a defendant in this lawsuit and we are not liable for the damages awarded by the jury. Under our agreement with Abbott, Abbott is obligated to indemnify us against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to sue us directly, Abbott may not prevail on its motions or on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. Should

Novartis, sue us, we may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, If Abbott or we are forced or elect to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could be holding inventory of Gengraf that we are unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected. We might also be required to write-off all or a portion of our Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia  alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. We intervened in this lawsuit. The Court granted our motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. We remain a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and us to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. We permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receive no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on our Gengraf revenues.

U.K. Regulatory Litigation–SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution. On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. The ECJ hearing was held on November 7, 2002, and the Advocate General issued an opinion in January 2003.  We expect the ECJ’s decision approximately six to twelve months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case. We no longer market SangCya Oral Solution, but the outcome of the case may affect the timing of regulatory approvals for our cyclosporine capsule product.

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

Italian Regulatory/Trade Secret Litigation. On May 5, 2000, Novartis Farma S.p.a. (“Novartis Italy”) served IMTIX-SangStat S.r.l., an Italian SangStat subsidiary, and IMTIX-SangStat Ltd. with a summons to the Milan Tribunal in a lawsuit concerning our application for approval by the Italian Health Authorities of the SangCya Oral Solution. In December 2002, Novartis Italy agreed to withdraw the lawsuit and we agreed not to file for approval of a cyclosporine oral solution before May 2004.  Consequently, we do not expect any adverse consequences from this lawsuit.

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and we paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other expense–net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  We appealed the case to the French Cours de Cassation, and are negotiating with the parent of the suppliers to settle the lawsuit in return for a refund of some of the damages paid.

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a negative material adverse effect on us if the European Court of Justice ruling prevents us from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have a material adverse impact on our future operating results because of (i) the loss of potential revenue and (ii) need to write-off some or all of our bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business and operating results. Of the foregoing litigation matters, only the Novartis patent lawsuit against Abbott is likely to require significant time and expense to the extent we become involved in the dispute.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “SANG.”  The table below sets forth, during the periods indicated, the high and low per share bid prices for our common stock as reported on the Nasdaq National Market.

	2002		2001

	High	Low	High	Low

First Quarter	$27.490	$17.000	$13.188	$7.500
Second Quarter	27.470	18.790	17.000	8.875
Third Quarter	25.270	16.040	19.060	12.350
Fourth Quarter	22.780	10.200	24.870	15.880

As of March 14, 2003, there were approximately 77 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2002, the number of securities outstanding under each of our stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,626,846	$18.22	2,133,303
Equity compensation plans not approved by security holders.	N/A	N/A	N/A
Total	3,626,846	$18.22	2,133,303

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our statements of operations for each of the three years in the period ended December 31, 2002, and our balance sheets as of December 31, 2002 and 2001, are derived from our audited consolidated financial statements, which are included elsewhere in this Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K. The table below has been restated to account for The Transplant Pharmacy as a discontinued operation pursuant to the sale of this operation in April 2001.

	Year Ended December 31,

	2002	2001	2000 (2)	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues:
Net product sales	$116,849	$91,302	$60,447	$42,243	$10,202
Revenue from collaborative agreements	3,208	3,207	2,698	2,060	1,092

Total revenues	120,057	94,509	63,145	44,303	11,294

Costs and operating expenses:
Cost of product sales	56,723	42,816	39,246	18,989	5,110
Research and development	18,913	17,863	20,788	14,470	17,688
Selling, general and administrative	35,797	33,782	41,766	39,170	23,707
Acquired in-process research and development	–	–	–	–	3,218
Amortization of intangible assets	1,000	1,922	1,392	1,398	351

Total costs and operating expenses	112,433	96,383	103,192	74,027	50,074

Income (loss) from operations of continuing operations	7,624	(1,874)	(40,047)	(29,724)	(38,780)
Other income (expense) - net	34	(6,368)	(1,602)	(913)	3,053
Equity in net loss of affiliate	(164)	–	–	–	–

Income (loss) from continuing operations before income taxes	7,494	(8,242)	(41,649)	(30,637)	(35,727)
Income tax benefit (provision)	(1,145)	7	(368)	(345)	(257)

Net income (loss) from continuing operations	6,349	(8,235)	(42,017)	(30,982)	(35,984)
Net loss from operations of discontinued operation	–	(763)	(2,342)	(2,025)	(2,480)
Net loss from disposal of discontinued operation	–	(381)	–	–	–

Net income (loss)	$6,349	$(9,379)	$(44,359)	$(33,007)	$(38,464)

Net income (loss) per share - basic (1)
Continuing operations	$0.25	$(0.40)	$(2.35)	$(1.83)	$(2.24)
Discontinued operation	–	(0.06)	(0.13)	(0.12)	(0.15)

	$0.25	$(0.46)	$(2.48)	$(1.95)	$(2.39)

Net income (loss) per share - diluted (1)
Continuing operations	$0.24	$(0.40)	$(2.35)	$(1.83)	$(2.24)
Discontinued operation	–	(0.06)	(0.13)	(0.12)	(0.15)

	$0.24	$(0.46)	$(2.48)	$(1.95)	$(2.39)

Shares used in per share computations - basic (1)	25,824	20,216	17,910	16,888	16,080
Shares used in per share computations - diluted (1)	26,466	20,216	17,910	16,888	16,080

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$97,512	$32,822	$20,607	$26,519	$29,660
Working capital	113,530	33,266	39,774	63,991	46,828
Total assets	192,437	114,559	114,316	117,297	107,327
Long-term obligations, excluding current portion	15,920	30,539	35,214	40,192	16,402
Deferred revenue	3,158	6,317	9,475	9,304	–
Accumulated deficit	(180,666)	(187,015)	(177,636)	(133,277)	(100,270)
Total stockholders’ equity	129,920	32,359	21,924	41,009	59,587

(1)  For a description of the computation of net income (loss) per common share see Note 1 of Notes to Consolidated Financial Statements.

(2)  Includes product recall charges of $872,000, $11,774,000, $50,000 and $379,000 for net product sales returns, cost of product sales, research and development expenses and selling, general and administrative expenses respectively.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K. Except for the historical information contained herein, the discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on the Registrant’s current expectations and projections about future events. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. In particular, we have included forward-looking statements regarding the following: (i) our anticipated financial results for 2003; (ii) the timeline and potential results of preclinical development and clinical trials; (iii) potential outcomes of our and Abbott’s litigation with Novartis; (iv) our plans for marketing a cyclosporine capsule in Europe; (v) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; and (vi) anticipated potential strategic collaborations with others.  These forward-looking statements are made as of the date of this Report on Form 10-K. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. The cautionary statements made in this Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein.  The Registrant disclaims any obligation to update these forward-looking statements.

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies, or FR 60, suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies as contemplated by FR 60. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see note 1 to our consolidated financial statements.

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

Revenue from sales of Gengraf, which we co-promote with Abbott Laboratories, is recorded on a gross basis, in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Abbott’s share of the gross profit, as defined, resulting from the sale is recorded as cost of product sales.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We classify inventory not expected to be utilized within the next twelve months as long-term assets. We evaluate our inventory levels based on our estimates of marketing approval and forecasts of future sales, among other things.  If these estimates or forecasts change at some time in the future we may be required to record additional charges for the write-down of excess or obsolete inventories. At December 31, 2002 we classified approximately $17.5 million of bulk cyclosporine raw materials inventory, net of reserves, as other long-term assets. We filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval and to launch in these countries shortly after obtaining approval. The use of such inventory is dependent upon the successful approval and launch of the cyclosporine capsule in the major European markets.

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

Income taxes

SangStat has operations in several countries other than the United States, including France, where we manufacture Thymoglobulin. This product is then sold to other SangStat entities in other countries, including the United States.  We believe that we record these sales at an appropriate transfer price; however it is possible that the tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require us to record an additional tax provision in our statement of operations.

We have substantial deferred tax assets that relate to prior period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have created valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should the Company generate taxable income. At December 31, 2002, we had approximately $71.0 million of valuation allowances related to our net deferred tax assets.

Results of Operations

Revenues. Total revenues for the year ended December 31, 2002 were $120,057,000, an increase of $25,548,000 or 27% over total revenues of $94,509,000 for the year ended December 31, 2001. The increase was due primarily to increased sales of Thymoglobulin and Gengraf in the U.S., which accounted for $18,109,000 and $7,521,000 of the increase, respectively.

Total revenues for the year ended December 31, 2001 were $94,509,000, an increase of $31,364,000 or 50% over total revenues of $63,145,000 for the year ended December 31, 2000. The increase was due primarily to increased sales of  Gengraf and Thymoglobulin in the U.S., which accounted for $18,167,000 and $13,551,000 of the increase, respectively. This increase was partially offset by lower sales of other products. Net product sales in fiscal 2001 included a full year of sales of Gengraf, which was launched in the U.S. in May 2000, compared with only eight months of sales in fiscal 2000.

On June 29, 2000 we, concluded that a recall of SangCya Oral Solution from the U.S. market would be required. Following discussions with the FDA as to the type of recall and mechanism for conducting it, we announced this decision on July 10, 2000. As a result, net sales for the year ended December 31, 2000 were reduced by $872,000 for returns of SangCya Oral Solution from customers following the product recall.

Included in total revenues was revenue from collaborative agreements of $3,208,000 and $3,207,000 in 2002 and 2001, respectively. Revenue from these agreements in fiscal 2001 represented an increase of $509,000 or 19% over revenue of $2,698,000 for the year ended December 31, 2000. In 2002, 2001 and 2000, we recognized revenue of $3,158,000, $3,157,000 and $2,698,000, respectively, from milestone payments from Abbott Laboratories under the co-promotion agreement for cyclosporine. The unamortized portion of these milestone payments is shown as deferred revenue on our consolidated balance sheet and is being recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement, which expires December 31, 2004.

Cost of product sales. Cost of product sales was $56,723,000 for the year ended December 31, 2002, an increase of $13,907,000 or 32% over cost of product sales of $42,816,000 for the year ended December 31, 2001. The increase in cost of product sales for the year ended December 31, 2002 was due to the overall increase in sales and the higher cost of Gengraf compared to our other products as well as an increase in royalties payable to Aventis on sales of Thymoglobulin that started on October 1, 2001.

Cost of product sales was $42,816,000 for the year ended December 31, 2001, an increase of $3,570,000 or 9% over cost of product sales of $39,246,000 for the year ended December 31, 2000. The increase in cost of product sales for the year ended December 31, 2001 was due to the overall increase in sales and the higher cost of Gengraf compared to our other products partially offset by cost of product recall in 2000 that did not recur in 2001.

Research and development. Research and development expenses were $18,913,000 for the year ended December 31, 2002, an increase of $1,050,000 or 6% over research and development expenses of $17,863,000 for the year ended December 31, 2001. These expenditures were necessary to support the advancement of potential drug candidates in all stages of development programs and included a payment of a $500,000 technology access fee to THP.

Research and development expenses were $17,863,000 for the year ended December 31, 2001, a decrease of $2,925,000 or 14% over research and development expenses of $20,788,000 for the year ended December 31, 2000. The decrease in spending on research and development mainly relates to payments to Abgenix for a license fee and SangStat’s negotiated share of prior development costs incurred by Abgenix for ABX-CBL totaling $2,900,000, which did not recur in 2001, and a decrease in spending on SangCya Oral Solution and related products. This decrease in spending was partially offset by an increase in spending on RDP58 and the ongoing development of ABX-CBL for the year ended December 31, 2001.

While we allocate scientists and track resources when required pursuant to the terms of a partnering or similar arrangement, members of our research team typically work on a number of products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximizing the benefit of our investment.  Accordingly, we have not and do not intend to separately track the costs incurred to date for each of our research projects on a product- by-product basis.  For the year ended December 31, 2002, however, we estimate that the majority of research and development expense was associated with our three product candidates: RDP58, ABX-CBL and cyclosporine capsules. The balance of our expense was associated primarily with ongoing development of our marketed products, clinical trials for Thymoglobulin, and early-stage product candidates.

In Europe, we completed Phase I clinical trials for RDP58 and subsequently started Phase IIa trials in October 2001 and two additional Phase IIa trials in August 2002. The Phase II trials are prospective, randomized, blinded trials in patients with mild-to-moderate ulcerative colitis or Crohn’s disease. We completed patient enrollment and expect to announce the results of these studies in the second quarter of 2003. We conducted a multi-center, randomized, and controlled Phase II/III study of ABX-CBL. In this study, patients were randomized to receive the polyclonal equine antibody, ATGAM, in the control group versus patients who received ABX-CBL in the treatment arm. Our primary endpoint of this study was patient survival at 180 days. On February 18, 2003, we announced preliminary results from this study that indicated that survival with ABX-CBL was similar to ATGAM. Based on these results, we do not plan to pursue further development of ABX-CBL  We completed bioequivalence studies and stability studies for a cyclosporine capsule. We filed regulatory application for marketing approval in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval. We also have under way two clinical trials involving Thymoglobulin. One trial compares Thymoglobulin with Simulect. The study was closed early in March 2002, with a total enrollment of 279 participants out of a planned 340, after an interim analysis revealed significantly fewer acute rejections of implanted kidneys in patients treated with Thymoglobulin versus Simulect.

The second trial investigates the use of Thymoglobulin in myelodysplastic syndrome, or MDS. This trial was closed to further enrollment on November 1, 2002 based on a review by a data safety monitoring board. The board found no safety issues with patients treated with Thymoglobulin but recommended the study be closed based on poor patient accrual.  The board noted that response rate in the treatment arm was less then expected and that the Thymoglobulin study may be enrolling a population subset that is less likely to respond.  We intend to review the data from this study and determine whether further Thymoglobulin trials in MDS are justified. The patients treated in the protocol will be followed for safety and efficacy as mandated in the original protocol in accordance with ICH and FDA guidelines.

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

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2002 were $35,797,000, an increase of $2,015,000 or 6% over selling, general and administrative expenses of $33,782,000 for the year ended December 31, 2001. The increase in selling, general and administrative expenses in 2002 as compared with 2001, was as a result of severance and fringe benefits for work force restructuring costs; continued growth in headcount-related costs principally in the sales and marketing organization; and bad debt expense reserve for a bankrupt customer in Europe.

Selling, general and administrative expenses for the year ended December 31, 2001 were $33,782,000, a decrease of $7,984,000 or 19% over selling, general and administrative expenses of $41,766,000 for the year ended December 31, 2000. The decrease in expenses for the year ended December 31, 2001 reflects the results of our cost control efforts through the continuation of our cost-containment program, including a reduction in launch and marketing expenses for Gengraf, a reduction in our share of Phase IV Gengraf study expenses, and a reduction in legal expenses associated with the Novartis lawsuits.

Amortization of intangible assets. Amortization expense for the IMTIX acquisition-related intangible assets was $1,000,000, $1,922,000 and $1,392,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense in 2001 included the write-off of $482,000 representing the net book value of the intangible assets related to distribution rights for two minor products formerly sold in Europe. Sales of these two products were discontinued in the fourth quarter of 2001. We adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, we ceased amortizing $1,652,000 of assembled workforce intangibles with a remaining net book value of $578,000 that were previously classified as purchased intangible assets, resulting in a lower amortization expense in 2002.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for fiscal 2001 and 2000 (in thousands, except per-share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) - as reported	$6,349	$(9,379)	$(44,359)
Adjustments:
Amortization of assembled workforce intangible previously classified as intangible assets	—	331	331

Net income (loss) - adjusted	$6,349	$(9,048)	$(44,028)

Basic net income (loss) per share - as reported	$0.25	$(0.46)	$(2.48)
Basic net income (loss) per share - adjusted	$0.25	$(0.45)	$(2.46)
Diluted net income (loss) per share- as reported	$0.24	$(0.46)	$(2.48)
Diluted net income (loss) per share- adjusted	$0.24	$(0.45)	$(2.46)

Interest income. Interest income for the year ended December 31, 2002 was $2,617,000 compared to $1,203,000 for the year ended December 31, 2001, and $2,016,000 for the year ended December 31, 2000. For each year, the change in interest income versus the prior year primarily reflected the change in the average cash balances available for investment and the reduction in interest rates over that period.

Interest expense. Interest expense for the year ended December 31, 2002 was $2,898,000 compared to $4,830,000 for the year ended December 31, 2001 and $4,368,000 for the year ended December 31, 2000. The decrease in interest expense in fiscal 2002 over 2001 was due primarily to the reduction in the amount of the note payable to Abbott Laboratories and the expense relating to the FINOVA loan termination agreement that was signed in June 2001 that did not recur in 2002. The increase in interest expense in fiscal 2001 over 2000 reflected the expenses incurred in 2001 relating to the FINOVA loan termination agreement.

Other income (expense) - net. Other income (expense) - net for the year ended December 31, 2002 was an income of $315,000 compared to an expense of $2,741,000 and an income of $750,000, for the years ended December 31, 2001 and 2000, respectively. The other income (expense) — net in 2002 includes, $375,000 compensation received for termination of a manufacturing agreement, $300,000 gains on sales of  SangCya manufacturing equipment partially offset by unfavorable foreign exchange effects resulting from the impact of currency movements. The increase in other expense in fiscal 2001 was due primarily to the expenses of $3,454,000 related to a breach of contract suit in Europe, partially offset by an $856,000 reimbursement claim we received from a supplier.

Equity in net loss of affiliate. Equity in net loss of affiliate for the year ended December 31, 2002 includes SangStat’s proportionate share of the net loss of THP and the amortization of intangible assets, representing the difference between the Company’s carrying value and its interest in the underlying net assets of THP. Such intangible assets are being amortized on a straight-line basis over two years.

Income taxes. For the years ended December 31, 2002, 2001 and 2000, we recorded a tax provision of $1,145,000, a benefit of $7,000 and a provision of $368,000, respectively, for European income taxes based upon the financial results of our European affiliates.

Net income (loss) from continuing operations. Net income from continuing operations for the year ended December 31, 2002 was $6,349,000, an increase of $14,584,000 or 177% compared to the net loss of $8,235,000 for the year ended December 31, 2001. The increase in net income for the year ended December 31, 2002 was primarily due to higher product sales partially offset by increases in selling, general and administration and research and development expenses and higher cost of product sales, resulting primarily from the higher product sales.

Net loss from continuing operations for the year ended December 31, 2001 was $8,235,000, a decrease of $33,782,000 or 80% compared to the net loss of $42,017,000 for the year ended December 31, 2000. The decrease in net loss for the year ended December 31, 2001 was primarily due to higher product sales and lower selling, general and administration and research and development expenses, partially offset by higher cost of product sales, resulting primarily from the higher product sales. In addition, the year ended December 31, 2000 included product recall returns and charges totaling $13,075,000 that did not recur in 2001.

Net loss from operations of discontinued operation.  Net sales of transplantation services for the year ended December 31, 2001 were $5,233,000, a decrease of $12,269,000 or 70% from sales of $17,502,000 for the year ended December 31, 2000. The decrease in net sales reflects the sale of our transplantation services business, The Transplant Pharmacy, which closed on April 20, 2001. Net sales for all periods consisted entirely of drug sales to transplant patients.

Net loss for transplantation services for the year ended December 31, 2001 was $763,000, compared to a net loss of $2,342,000 for the year ended December 30, 2000. The decrease in net loss reflects the sale of our transplantation services business, The Transplant Pharmacy, which closed on April 20, 2001.

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

Liquidity and Capital Resources

From inception through December 31, 2002, we financed our operations primarily from proceeds of approximately $222,123,000 from public offerings of our common stock, $76,398,000 from private placements of equity securities and $25,550,000 from the convertible note and the note payable to Abbott Laboratories. As of December 31, 2002, we had cash, cash equivalents and short-term investments of $97,512,000 and total assets of $192,437,000.

During the year ended December 31, 2002, net cash used in operating activities was approximately $2,690,000 as compared to net cash provided by continuing operating activities of $4,407,000 for the year ended December 31, 2001 and net cash used in operating activities of $25,610,000 for the year ended December 31, 2000. The increase in net cash used in operating activities in 2002 resulted from increases in accounts receivable (net), other receivables, inventory, prepaid and other current assets and accounts payable partially offset by decreases in accrued liabilities. Accounts receivable (net) increased to $22,847,000 at December 31, 2002 from $19,872,000 at December 31, 2001. The increase was primarily due to the increase in sales. Inventory increased to $27,161,000 at December 31, 2002 from $22,942,000 at December 31, 2001.  The decrease in net cash used in operating activities in 2001 was due substantially to a significant reduction in net loss and a reduction in other current assets due to the reclassification of $5,000,000 to cash and cash equivalents. This cash had previously been treated as restricted since it served as collateral for the loan with FINOVA. However, the loan was repaid in June 2001 and therefore the restriction was released. Other factors contributing to the net cash provided by operating activities included an increase in accounts payable and accrued liabilities and a decrease in other receivables. Net cash used in operating activities in 2000 was substantially due to a reduction in net inventories and increases in accounts payable and accrued liabilities, partially offset by an increase in net loss.  The reduction in inventories is primarily due to provisions of $11,774,000 relating to the SangCya Oral Solution product recall, which resulted in a corresponding increase in net loss for 2000. Net cash used in 2000 also included an increase in other current assets reflecting $5,000,000 cash used as collateral for the note payable to FINOVA.

Net cash used in investing activities totaled $18,586,000 during the year ended December 2002. This primarily represents the purchase of short-term investments net of maturities and investment in affiliate and purchase of properties and equipment. Net cash provided by investing activities totaled $5,438,000 and $3,694,000 during the years ended December 31, 2001 and 2000 respectively. The amount for fiscal 2001 is primarily the result of a decrease in other assets, proceeds from the sale of The Transplant Pharmacy and maturities of short term investments, partially offset by purchases of property and equipment. In fiscal years 2000 and 1999, cash was provided by maturities of short-term investments, partially offset by purchases of property and equipment and purchases of short-term investments.

Net cash provided by financing activities totaled $70,956,000, $7,699,000 and $27,221,000 during the years ended December 31, 2002, 2001 and 2000 respectively. In fiscal year 2002 and 2001 net cash was provided primarily by the sale of common stock, partially offset by repayments of notes and capital lease obligations. In fiscal year 2000, cash was provided by the issuance of notes payable and the sale of common stock which are described in more detail in the following paragraphs.

On April 21, 2000 we signed an agreement with FINOVA to provide a line of credit of up to $30 million (the Loan Agreement). At December 31, 2000 we had drawn down $5.0 million under the line of credit and had set aside a corresponding compensating balance, which was included in Other Current Assets on our consolidated balance sheet. Subsequently, we repaid the loan balance of $5.0 million on June 29, 2001, and terminated the Loan Agreement. Since the loan has been repaid, the $5.0 million compensating cash balance previously classified as other current assets has now been classified as cash in the accompanying consolidated balance sheet. In connection with this financing, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $23.438. This warrant was valued using the Black-Scholes pricing model with the following weighted average assumptions: expected life, five years; stock volatility, 72%; risk free interest rate, 6.0%; and no dividend payments during the expected term.  The calculated value of the warrant of $744,000 and the additional financing fees of $750,000 were reflected as additional interest expense over the life of the loan.

In August 2000, we entered into a global co-development, supply and license agreement for ABX-CBL with Abgenix under which we obtained an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti-CD147 monoclonal antibody for the treatment of steroid resistant GVHD. Under the terms of the agreement, we made an initial license fee payment of $1.0 million and an additional payment to Abgenix of $1.0 million as partial reimbursement of one-half of the development costs incurred by Abgenix between January 1, 2000 and August 8, 2000. We subsequently paid an additional $900,000 as reimbursement of these development costs in two equal installments at the end of June 2001 and 2002. Development costs incurred after August 8, 2000 are being shared equally. We conducted a multi-center, randomized, and controlled Phase II/III study of ABX-CBL. On February 18, 2003, we announced preliminary results from this study that indicated that survival with ABX-CBL was similar to the control arm.  Based on these results, we do not plan to pursue further development of ABX-CBL.

In November 2002, we entered into a collaboration with Therapeutic Human Polyclonals, Inc. for the development of humanized polyclonal therapeutic products to be generated by the immune systems of transgenic animals. THP is a private research stage company that was formed by two scientists, one of whom, Dr. Roland Buelow, was our Senior Vice President of Discovery Research from April 1, 2000 to November 8, 2002. We made an equity investment of $3,200,000 in THP that is being accounted for under the equity method.  The difference between the initial investment and the $1,352,000 (or 28%) of the underlying equity in the net assets of THP at the date of investment was attributed to intangible assets, including technical know-how.  This excess amount of $1,848,000 is being amortized on a straight-line basis over two years. We intend to review the remaining balance of these intangible assets annually for impairments. In addition we made a one-time technology access fee payment to THP of $500,000 under the terms of the agreement and recorded $10,000 in the fourth quarter of 2002 representing its proportionate share of the net loss. We are committed to make a second investment of $3.2 million when THP has produced the proof-of-principle engineered rabbit, unless that milestone is unduly delayed.  The total of these investments would represent approximately twenty percent (20%) of THP’s issued share capital. The investments are made in conjunction with investments by Research Corporation Technologies, Inc., which provided start-up financing for THP and is the majority shareholder. When THP has produced the commercial-grade engineered rabbit, we have an option to make an additional equity investment of $15.0 million, which would give us ownership of approximately 40% of THP’s issued share capital.  We do not have an option to acquire full ownership of THP.

Notes payable include $3,824,000 and $8,273,000 at December 31, 2002 and 2001, respectively, representing the current accreted value of the non-interest bearing note issued in connection with the acquisition of IMTIX. The note was discounted at a rate of 9.25% and the remaining unpaid balance of $4,000,000 at December 31, 2002 is payable in 2003.

In 2002, 2001 and 2000 we purchased $1,934,000, $1,146,000 and $3,790,000, respectively, of new property and equipment. In 2002 and 2001 purchases consisted primarily of manufacturing and other equipment. In 2000 this purchasing consisted primarily of manufacturing equipment, leasehold improvements for our new corporate headquarters in Fremont, California and expenditures associated with the implementation of a global enterprise resource planning system.

At December 31, 2002, we had federal, state and foreign net operating loss, or NOL, carryforwards of approximately $134,219,000, $13,937,000 and $641,000, respectively, available to reduce future taxable income. Such carryforwards expire beginning in 2004 through 2021. In addition, we had available research and experimentation credit carryforwards of approximately $6,155,000 and $3,650,000 for federal and state tax purposes respectively. The federal tax credit carryforwards expire beginning in 2004 through 2022 and the state tax credit carryforwards have no expiration dates. Our ability to realize the benefits of the NOL and credit carryforwards is dependent upon the generation of sufficient taxable income in the respective taxing jurisdictions prior to their expiration. We may be unable to generate sufficient taxable income to avail ourselves of these benefits. Furthermore, utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact of this Statement on our financial condition and operating results. The adoption of this statement is not expected to have an impact on our financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring) SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  We do not expect the adoption of this Statement to have a significant impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  We adopted the disclosure provisions of SFAS No. 148 for our annual period ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for the financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however does not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2002. Actual results may differ materially.

Interest Rate Sensitivity. Our short-term investment portfolio consists primarily of corporate bonds with an average maturity of less than one year as of December 31, 2002. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. The fair market value of current and long-term debt at December 31, 2002, and 2001, amounted to $19,210,000 and $36,680,000, respectively, and consisted primarily of fixed-rate debt with maturities through 2004. Approximately 95% of our current and long-term debt as of December 31, 2002 and 2001, respectively, had fixed interest rates, while the remaining had variable interest rates. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

	December 31, 2002

	Expected Maturity Date

	2003	2004	Total	Fair Value

				in thousands
Liabilities
Long-term Debt
Fixed Rate denominated	$3,784	$14,981	$18,765	$18,389
Average interest rate	7.9%	7.3%	7.6%
Variable Rate denominated	330	491	821	821
Average interest rate	3.1%	3.1%	3.1%

Total	$4,114	$15,472	$19,586	$19,210

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to item 15(a) of this Report on Form 10- K.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

          The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers as of December 31, 2002, is contained in the following table:

Name	Age	Position

Richard D. Murdock	55	Chairman of the Board, Chief Executive Officer and President

Steve Aselage	51	Senior Vice President, North American Sales and Marketing

Stephen G. Dance	51	Chief Financial Officer

Raymond J. Tesi, M.D.	47	Senior Vice President, Clinical Development and Medical Affairs

Ralph E. Levy	54	Senior Vice President, Operations

Rayasam S. Prasad	50	Senior Vice President, Worldwide Regulatory Affairs and Compliance

Adrian Arima	52	Senior Vice President, General Counsel and Secretary

Richard D. Murdock was appointed our Chairman, President and Chief Executive Officer in November 2002.  The appointment was made on an interim basis while the Company conducts a search for a permanent Chairman, President and Chief Executive Officer.   Mr. Murdock has been a director since October 1993. Previously, Mr. Murdock was a biotechnology management consultant. From October 2001 to March 2002, Mr. Murdock was the President, Chief Executive Officer and Director of InPro Biotechnology, a biotechnology company involved in the diagnosis and treatment of neurodegenerative diseases. From December 1998 until March 2001, Mr. Murdock was the President and Chief Executive Officer and a director of Kyphon, Inc., an orthopedic medical device company. From September 1991 to October 1998, Mr. Murdock served as the Chief Executive Officer and a director of CellPro, Incorporated, a public biotechnology company. Mr. Murdock received his B.S. in Zoology from the University of California at Berkeley.

Steve Aselage joined us in February 1999 and currently is our Senior Vice President, North American Sales and Marketing. From 1995 to December 1998, Mr. Aselage was the Director of Sales and Marketing at Advanced Tissue Sciences, a tissue engineering company. Mr. Aselage received a B.S. in biology from the University of Notre Dame.

Stephen G. Dance has been our Chief Financial Officer since December 2002.  Before that, he was our Senior Vice President, Finance since joining Sangstat in April 1999. From July 1998 to April 1999, Mr. Dance was Director of Financial Accounting, Planning and Reporting at Plantronics, Inc., a telecommunications company. From 1983 to July 1998, Mr. Dance held various positions with Syntex Corporation, a pharmaceutical company, which was acquired by Roche Holding Ltd., also a pharmaceutical company, in 1994, serving most recently as Controller, Syntex Laboratories, Inc. Mr. Dance holds a B.A. in French from Leeds University in England, is a Certified Public Accountant in the State of California and a fellow of the Institute of Chartered Accountants in England and Wales.

Raymond J. Tesi, M.D., joined us in May 1997 and currently is our Senior Vice President, Clinical Development and Medical Affairs. From 1994 until 1997, Dr. Tesi was an associate professor of surgery and director of the extra-renal transplantation program at Tulane Medical School in New Orleans, Louisiana. He was a transplantation surgical fellow at the Ohio State University Hospital. Dr. Tesi received an M.D. from the Washington University School of Medicine in St. Louis, Missouri.

Ralph E. Levy joined us in 1990 and currently is our Senior Vice President, Operations. Mr. Levy received a B.S. in chemistry from the City College of New York and an M.S. in chemistry from Seton Hall University.

Rayasam S. Prasad joined us in June 2002 as our Senior Vice President, Worldwide Regulatory Affairs and Compliance.  Mr. Prasad was employed by Aviron from 1999 to 2002, and in 2000 became its Senior Vice President, Technical Affairs.  From 1994 to 1999, he was Head of Regulatory, Quality and Drug Safety for Chiron Vaccines.  Mr. Prasad holds a B.S in Pharmacy from Andhra University, India.

Adrian Arima joined us in September 2001 and currently is our Senior Vice President, General Counsel and Secretary.  From 1997 until 2000, he was with the gene and cell therapy subsidiaries of Novartis AG, including SyStemix, Inc. and Genetic Therapy, Inc., rising to Vice President and General Counsel.  From 1995 to 1997, he was Counsel to Gray Cary Ware & Freidenrich, a law firm in Palo Alto, California.  Mr. Arima received his B.A and M.S. from Stanford University and his J.D. from the University of California, Berkeley.

Item 11          Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13          Certain Relationships and Related Transactions.

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14           Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this Form 10-K (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to SangStat Medical Corporation during the period when our periodic reports are being prepared.

(b)  Changes in internal controls.

Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report on Form 10-K:

          1.          Financial Statements.

          2.          Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts	74

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

          3.          Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b)                    Reports on Form 8-K.

On October 21, 2002, we filed a report on Form 8-K, reporting that the Board of Directors of the Company had appointed Richard D. Murdock as interim President, Chief Executive Officer and Chairman of the Board of Directors, succeeding Jean-Jacques Bienaimé.

On November 11, 2002, we filed a report on Form 8-K, reporting that we had entered into a strategic collaboration with Therapeutic Human Polyclonals, Inc. to develop and commercialize humanized polyclonal antibodies.  In addition, the Company announced that Roland Buelow, Ph.D., Senior Vice President of Discovery Research, was resigning from the Company to assume the position as Chief Scientific Officer for this Company.

(c)                    Exhibits.

Exhibits	Description of Exhibit

2.2

Master Agreement between SangStat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A., dated June 10, 1998, including Exhibit 8 thereto (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 1998 and as amended on December 14, 1998, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation, filed with the Delaware Secretary of State on July 9, 2002 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2002, filed on August 14, 2002, and incorporated herein by reference).

Exhibits	Description of Exhibit

3.4

Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

10.1*	2002 Stock Option Plan effective as of March 6, 2002.

10.2

Form of Indemnification Agreement between the Registrant and its directors, officers and certain other employees (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001, and incorporated herein by reference).

10.3**

License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University (filed as Exhibit 10.19to the Registrant’s Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

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

10.7**

Co-Promotion Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001,and incorporated herein by reference).

10.8

Right of First Refusal Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999,and incorporated herein by reference).

10.10

Convertible Promissory Note, dated March 1999, for $10,000,000 with Warburg Dillon Read LLC (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on April 14, 2000, and incorporated herein by reference).

Exhibits	Description of Exhibit

10.11**

Co-Development, Supply and License Agreement, dated as of August 8, 2000, between the Registrant and Abgenix, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference).

10.17**	Option Agreement dated as of November 8, 2002 among the Registrant, Research Corporation Technologies, Inc. and Therapeutic Human Polyclonals, Inc.

10.18**	Hematology Alliance Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc.

10.19**	hTG Collaboration Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc.

10.20*	Separation Agreement and General Release of Claims dated as of November 8, 2002 between the Registrant and Roland Buelow.

21.1	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (reference is made to the signature page hereof).

99.1	Certification of Richard D. Murdock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Stephen G. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Management contract or compensatory plan or arrangement.

**  Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.”  Confidential treatment has not yet been granted.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of SangStat Medical Corporation:

We have audited the accompanying consolidated balance sheets of SangStat Medical Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

DELOITTE & TOUCHE LLP

San Jose, California
February 10, 2003

SANGSTAT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,412	$32,822
Short-term investments	12,100	—
Accounts receivable (net of allowances of $4,150 in 2002 and $4,072 in 2001)	22,847	19,872
Other receivables	1,948	480
Inventories	27,161	22,942
Prepaid expenses and other current assets	7,501	2,494

Total current assets	156,969	78,610
PROPERTY AND EQUIPMENT -- net	5,824	5,469
INVESTMENT IN AFFILIATE	3,036	—
INTANGIBLE ASSETS (net of accumulated amortization of $4,250 in 2002 and $4,324 in 2001)	7,642	9,220
OTHER ASSETS	18,966	21,260

TOTAL	$192,437	$114,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,447	$22,019
Accrued liabilities	13,485	14,375
Capital lease obligations -- current portion	235	177
Deferred revenue -- current portion	3,158	3,158
Notes payable -- current portion	4,114	5,615

Total current liabilities	43,439	45,344
CAPITAL LEASE OBLIGATIONS	448	326
DEFERRED REVENUE	3,158	6,317
NOTES PAYABLE	15,472	30,213
COMMITMENTS AND CONTINGENCIES (Notes 10, 11 and 18)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value 5,000 shares authorized; none outstanding	—	—
Common stock. $.001 par value, 40,000 shares authorized; outstanding: 2002, 26,443 shares; 2001, 20,961 shares	310,495	222,521
Accumulated deficit	(180,666)	(187,015)
Accumulated other comprehensive income (loss)	91	(3,147)

Total stockholders’ equity	129,920	32,359

TOTAL	$192,437	$114,559

See notes to Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Net product sales	$116,849	$91,302	$61,319
Product recall returns	—	—	(872)
Revenue from collaborative agreements (Note 10)	3,208	3,207	2,698

Total revenues	120,057	94,509	63,145

COSTS AND OPERATING EXPENSES:
Cost of sales:
Cost of product sales	56,723	42,816	27,472
Product recall charges	—	—	11,774
Research and development (incl. product recall expenses of $50 for the year ended December 31, 2000)	18,913	17,863	20,788
Selling, general and administrative (incl. product recall expenses of $379 for the year ended December 31, 2000)	35,797	33,782	41,766
Amortization of intangible assets	1,000	1,922	1,392

Total costs and operating expenses	112,433	96,383	103,192

Income (loss) from operations of continuing operations	7,624	(1,874)	(40,047)
OTHER INCOME (EXPENSE), NET:
Interest income	2,617	1,203	2,016
Interest expense	(2,898)	(4,830)	(4,368)
Other income (expense), net	315	(2,741)	750
Equity in net loss of affiliate	(164)	—	—

Other income (expense), net	(130)	(6,368)	(1,602)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,494	(8,242)	(41,649)
INCOME TAX BENEFIT (PROVISION)	(1,145)	7	(368)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,349	(8,235)	(42,017)
NET LOSS FROM OPERATIONS OF DISCONTINUED OPERATION	—	(763)	(2,342)
NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATION	—	(381)	—

NET INCOME (LOSS)	$6,349	$(9,379)	$(44,359)

NET INCOME (LOSS) PER SHARE - BASIC
Continuing operations	$0.25	$(0.40)	$(2.35)
Discontinued operation	—	(0.06)	(0.13)

Net income (loss)	$0.25	$(0.46)	$(2.48)

NET INCOME (LOSS) PER SHARE - DILUTED
Continuing operations	$0.24	$(0.40)	$(2.35)
Discontinued operation	—	(0.06)	(0.13)

Net income (loss)	$0.24	$(0.46)	$(2.48)

Shares Used in Per Share Computations - Basic	25,824	20,216	17,910
Shares Used in Per Share Computations - Diluted	26,466	20,216	17,910

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$6,349	$(9,379)	$(44,359)
Reversal of unrealized gain on marketable securities sold during the period	—	(6)	(644)
Unrealized gains (losses) on marketable securities classified as available for sale in the current period	(6)	—	40
Foreign currency translation adjustments	3,244	(935)	(898)

Total comprehensive Income (loss)	$9,587	$(10,320)	$(45,861)

See notes to Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share data)

				Accumulated Other Comprehensive Loss
	Common stock
			Accumulated Deficit
	Shares	Amount			Total

Balances, January 1, 2000	17,353,774	$174,990	$(133,277)	$(704)	$41,009
Issuance of common stock	1,345,928	23,401	—	—	23,401
Exercise of stock options	242,644	2,631	—	—	2,631
Warrant issued in connection with financing	—	744	—	—	744
Foreign currency translation adjustment	—	—	—	(898)	(898)
Reversal of unrealized gain on marketable securities sold during the period, net	—	—	—	(604)	(604)
Net loss	—	—	(44,359)	—	(44,359)

Balances, December 31, 2000	18,942,346	201,766	(177,636)	(2,206)	21,924
Issuance of common stock	1,784,635	18,774	—	—	18,774
Exercise of stock options	233,693	1,931	—	—	1,931
Stock option compensation expense	—	50	—	—	50
Foreign currency translation adjustment	—	—	—	(935)	(935)
Reversal of unrealized gain on marketable securities sold during the period, net	—	—	—	(6)	(6)
Net loss	—	—	(9,379)	—	(9,379)

Balances, December 31, 2001	20,960,674	222,521	(187,015)	(3,147)	32,359
Issuance of common stock	5,175,000	83,473	—	—	83,473
Exercise of stock options	307,332	4,501	—	—	4,501
Foreign currency translation adjustment	—	—	—	3,244	3,244
Unrealized loss on investments	—	—	—	(6)	(6)
Net income	—	—	6,349	—	6,349

Balances, December 31, 2002	26,443,006	$310,495	$(180,666)	$91	$129,920

See notes to Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$6,349	$(8,235)	$(42,017)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	2,790	3,777	3,780
Non-cash interest expense	645	1,069	1,365
Equity in net loss of affiliate	164	—	—
Loss on disposal of property and equipment	134	249	836
Stock compensation expense	—	50	—
Deferred income taxes	(559)	84	130
Changes in assets and liabilities:
Accounts receivable	(2,975)	(2,303)	(4,787)
Other receivables	(1,468)	1,853	573
Inventories	(4,219)	1,784	6,214
Prepaid expenses and other current assets	(489)	4,418	(4,606)
Accounts payable	428	4,466	5,702
Accrued liabilities	(331)	353	8,297
Deferred revenue	(3,159)	(3,158)	(1,097)

Net cash provided by (used in) continuing operating activities	(2,690)	4,407	(25,610)

Net cash used in discontinued operation	—	(2,944)	(2,223)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,934)	(1,146)	(3,790)
Proceeds from the sale of equipment	300	—	—
Maturities of short-term investments	41,158	1,556	7,492
Purchase of short-term investments	(53,264)	—	—
Investment in Affiliate	(3,200)	—	—
Proceeds from the sale of discontinued operation	—	1,800	—
Other assets	(1,646)	3,228	(8)

Net cash provided by (used in) investing activities	(18,586)	5,438	3,694

FINANCING ACTIVITIES:
Sale of common stock	87,974	20,705	26,032
Notes payable borrowings	1,488	465	6,574
Notes payable repayments	(18,375)	(13,182)	(4,834)
Repayment of capital lease obligations	(131)	(289)	(551)

Net cash provided by financing activities	70,956	7,699	27,221

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,910	(824)	(898)

NET INCREASE IN CASH AND EQUIVALENTS	52,590	13,776	2,184
CASH AND EQUIVALENTS, Beginning of year	32,822	19,046	16,862

CASH AND EQUIVALENTS, End of year	$85,412	$32,822	$19,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$980	$4,260	$1,158

NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued in connection with financing	$—	$—	$744

Property acquired under capital leases	$311	$—	$518

Unrealized gain (loss) on investments	$(6)	$(5)	$604

See notes to Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization- SangStat Medical Corporation and subsidiaries (collectively, the “Company)” is a global Biopharmaceutical company focused on immunology and working to discover, develop and market high-value therapeutic products in transplantation medicine, hematology/oncology, immunology and auto-immune disorders.

Principles of Consolidation-The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated.

Revenue Recognition- Revenue from product sales, net of estimated sales allowances and rebates, is recognized upon receipt by the customer, when a purchase order has been received, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured.Revenue from collaborative agreements is recognized in accordance with the related contract terms. Up-front or milestone payments received under such agreements are generally recognized as revenue ratably over the life of the agreement where significant obligations for future services or Company participation exist or as milestones are met and no significant obligation for future services exists.

Revenue from sales of Gengraf, which we co-promote with Abbott Laboratories, is recorded on a gross basis, in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Abbott’s share of the gross profit, as defined, resulting from the sale is recorded as cost of product sales.

Research and Development- Research and development costs are expensed as incurred and include expenses associated with new product research, clinical trials of existing technologies, regulatory affairs activities associated with product candidates and costs incurred under our co-development agreements.

Advertising Expenses- Advertising costs, which also include promotional expenses, are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $1.6 million, $2.4 million, and $4.5 million, respectively.

Cash and Cash Equivalents- The Company considers all highly liquid debt instruments with a remaining maturity date of three months or less when purchased to be cash equivalents.

Short-Term Investments- The Company has classified all of its investments as available-for-sale securities. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as separate component of stockholders’ equity and included in accumulated other comprehensive income / loss. Cost is based on the specific identification method for purposes of computing realized gains or losses.

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

Investment in Affiliate- The equity investment in affiliate is accounted for under the equity method. The excess of the investment in affiliate represented by the difference between the investment and the Company’s interest in the underlying net assets of the affiliate were attributed to intangible assets. Such intangible assets are being amortized on a straight-line basis over two years (See Note 10).

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

Stock-Based Compensation- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board  (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company accounts for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as though the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five and a half years; stock volatility, 69% in 2002, 64% in 2001 and 108% in 2000; risk free interest rate, approximately 4.5% in 2002, 5.0% in 2001 and 5.50% in 2000; and no dividend payments during the expected term. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax income (loss) and earnings per share for the fiscal years ended at December 31, as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Pro forma net income (loss):
Net income (loss) - as reported	$6,349	$(9,379)	$(44,359)
Stock option compensation expense	(1,038)	(1,924)	(2,763)

Net income (loss) - pro forma	$5,311	$(11,303)	$(47,122)

Basic net income (loss) per share - as reported	$0.25	$(0.46)	$(2.48)
Diluted net income (loss) per share- as reported	$0.24	$(0.46)	$(2.48)
Basic net income (loss) per share - pro forma	$0.21	$(0.56)	$(2.63)
Diluted net income (loss) per share- pro forma	$0.20	$(0.56)	$(2.63)

Net Income (Loss) Per Share- Basic EPS excludes dilution and is computed by dividing net income / loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2002 common share equivalents for stock options aggregating 641,702, as determined using the treasury stock method, are included in the diluted EPS calculation. Common share equivalents including stock options and convertible notes payable, aggregating 337,875 shares and 1,215,203 shares for the years ended December 31, 2001 and 2000, respectively, have been excluded from diluted EPS, as their effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net income (loss)
Continuing operations	$6,349	$(8,235)	$(42,017)
Discontinued operation	—	(1,144)	(2,342)

Net income (loss)	$6,349	$(9,379)	$(44,359)

Denominator:
Basic:
Weighted average number of common shares outstanding	25,824	20,216	17,910

Diluted:
Weighted average number of common shares outstanding	25,824	20,216	17,910
Common share equivalents - stock options	642	—	—

Weighted average number of common shares and common share equivalents	26,466	20,216	17,910

Basic net income (loss) per share :
Continuing operations	$0.25	$(0.40)	$(2.35)
Discontinued operation	—	(0.06)	(0.13)

Net income (loss) per share	$0.25	$(0.46)	$(2.48)

Diluted net income (loss) per share :
Continuing operations	$0.24	$(0.40)	$(2.35)
Discontinued operation	—	(0.06)	(0.13)

Net income (loss) per share	$0.24	$(0.46)	$(2.48)

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

The Company sells its products primarily to organizations in the healthcare industry in the U.S., Canada and Europe, and does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated bad debt losses.

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

Accumulated Other Comprehensive Income (Loss)- The following are the components of accumulated other comprehensive income (loss) (in thousands):

	December 31,

	2002	2001	2000

Unrealized gain (loss) on investments	$(6)	$—	$6
Foreign currency translation adjustments	97	(3,147)	(2,212)

Total	$91	$(3,147)	$(2,206)

Recently Issued Accounting Pronouncements- In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring)  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  The Company does not expect the adoption of this Statement to have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148  amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The Company adopted the disclosure provisions of SFAS No. 148 for its annual period ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for the financial statements included in this Form 10-K. The Company is currently evaluating the effects of FIN 45, however does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

2. INVESTMENTS

Available-for-sale securities consist of the following (in thousands):

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate notes and bonds
Less than 90 days	$29,196	$3	$9	$29,190
Less than one year	12,100	—	—	12,100

Total	$41,296	$3	$9	$41,290

Reported as:
Cash and cash equivalents				$29,190
Short-term investments				12,100

Total				$41,290

At December 31, 2001 there were no available-for-sale securities.

3. INVENTORIES

Inventories consist of (in thousands):

	December 31,

	2002	2001

Raw materials	$830	$2,976
Work in process	16,896	13,868
Finished goods	9,435	6,098

Total	$27,161	$22,942

In addition to these inventories, the Company has classified approximately $17.5 million and $15.0 million of raw materials inventory as other assets in the accompanying consolidated balance sheet at December 31, 2002 and 2001 respectively, as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months. The Company filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. The Company intends to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval and to launch in these countries shortly after obtaining approval. The use of such inventory is dependent upon the successful approval and launch of the cyclosporine capsule in the major European markets.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,

	2002	2001

Machinery and equipment	$7,651	$8,176
Capitalized software	3,405	3,135
Furniture and fixtures	334	401
Projects in process	361	249
Leasehold improvements	1,488	1,464

Total	13,239	13,425
Accumulated depreciation and amortization	(7,415)	(7,956)

Property and equipment - net	$5,824	$5,469

 Included in machinery and equipment at December 31, 2002 and 2001 are assets leased under capital leases of $1,815,000 and $2,236,000 (net of accumulated amortization of $1,185,000 and $1,784,000), respectively. Depreciation and amortization expense of property and equipment totaled $1,790,000, $1,774,000 and $2,507,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002. SFAS No. 142 required that the net book value of assembled workforce intangibles be reclassified to goodwill on January 1, 2002. Accordingly, the Company ceased amortizing $1,652,000 of assembled workforce intangible previously classified as purchased intangible assets and reclassified the remaining net book value of $578,000 as goodwill which is included in Other Assets in the accompanying Consolidated Balance Sheet. Further, as required by SFAS No. 142, the Company performed a transitional impairment test as of January 1, 2002 and concluded that no impairment of goodwill was indicated. Intangible assets consist of (in thousands):

		December 31, 2002			December 31, 2001

	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	14	$7,613	$2,311	$5,302	$7,613	$1,767	$5,846
Avoided royalties	14	2,514	763	1,751	2,514	584	1,930
Trademarks	10	763	324	439	763	248	515
Customer list	5	1,002	852	150	1,002	651	351
Assembled workforce	5	—	—	—	1,652	1,074	578

Total		$11,892	$4,250	$7,642	$13,544	$4,324	$9,220

Following the adoption of SFAS No. 142 all of the Company’s identifiable intangible assets are subject to amortization. The Company evaluated the useful lives of its acquired intangible assets in connection with the adoption of SFAS No. 142 and determined that no changes to the useful lives were necessary. Intangible assets are stated at cost. Amortization is calculated using the straight-line method over the estimated useful lives ranging from five to fourteen years. Amortization expense totaled $1,000,000, $1,922,000 and $1,392,000 for the years ended

December 31, 2002, 2001 and 2000, respectively. Amortization expense in 2001 includes the write-off of $482,000 representing the net book value of the intangible assets related to distribution rights for Multitest and Celiptium, two minor products formerly sold in Europe. Sales of these two products were discontinued in the fourth quarter of 2001.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for fiscal 2001 and 2000 (in thousands, except per-share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) - as reported	$6,349	$(9,379)	$(44,359)
Adjustments:
Amortization of assembled workforce intangible previously classified as intangible assets	—	331	331

Net income (loss) - adjusted	$6,349	$(9,048)	$(44,028)

Basic net income (loss) per share - as reported	$0.25	$(0.46)	$(2.48)
Basic net income (loss) per share - adjusted	$0.25	$(0.45)	$(2.46)
Diluted net income (loss) per share- as reported	$0.24	$(0.46)	$(2.48)
Diluted net income (loss) per share- adjusted	$0.24	$(0.45)	$(2.46)

The estimated annual amortization expense for intangible assets for the next five years ending December 31 is as follows (in thousands): 2003-$950; 2004-$800; 2005-$800; 2006-$800; and 2007-$800.

6. OTHER ASSETS

Other assets consist of (in thousands):

	December 31,

	2002	2001

Inventory-raw materials (Note 3)	$17,527	$15,263
Advance - Gensia Sicor	1,000	1,000
Restricted cash	—	4,000
Other	439	997

Total	$18,966	$21,260

The Company reclassed approximately $4,000,000 of restricted cash that serves as a collateral for a standby letter of credit in favor of Aventis to other current assets during 2002.

7. ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,

	2002	2001

Salaries & related benefits	$5,199	$4,483
Interest payable	633	186
Research and development expenses (Note 10)	1,384	1,550
Marketing and development expenses (Note 10)	221	2,047
Other accrued liabilities	6,048	6,109

Total	$13,485	$14,375

Included in other accrued liabilities at December 31, 2002 and 2001 was $128,000 and $296,000, respectively, in reserves for residual expenses of the discontinued operation pertaining primarily to building lease obligations.

8. NOTES PAYABLE

Notes payable consist of (in thousands):

	December 31,

	2002	2001

Note payable to Aventis	$4,000	$9,000
Discount on note payable to Aventis	(176)	(727)
Convertible note	9,874	9,779
Note payable to Abbott Laboratories	5,000	16,000
Other debt	888	1,776

Total	19,586	35,828
Less current portion	(4,114)	(5,615)

Long-term	$15,472	$30,213

In connection with the acquisition of IMTIX from Aventis in September 1998, the Company issued a $21.0 million non-interest bearing note payable over five years with two remaining payments totaling $4 million payments due in 2003. The note payable was discounted at a rate of 9.25%, which the Company believes was consistent with its normal borrowing rate at that time. The resulting discount of approximately $4.8 million is being accreted as an addition to interest expense over the term of the note. During the years ended December 31, 2002, 2001 and 2000, $551,000, $980,000 and $1,282,000, respectively, of amortization was recognized. The Company had approximately $4.0 million of restricted cash at December 31, 2002 and 2001, respectively, that serves as a collateral for a standby letter of credit in favor of Aventis.

In March 1999, the Company issued a $10.0 million convertible note due March 30, 2004. This note bears interest at the rate of 6.5% through March 30, 2004 and thereafter at the rate of 8.5% on any overdue amount. The interest is payable semi-annually in September and March. The note, or any portion thereof, is convertible at the option of the holder at any time before March 30, 2004 into shares of common stock of the Company at the rate of 50.0773 shares of common stock for each $1,000 principal amount. The net proceeds received by the Company were $9,550,000. The note is being accreted to its face amount over the five-year term. As of December 31, 2002 there has been no conversion into common stock.

In May 1999, the Company received a loan of $16.0 million from Abbott Laboratories. The loan bears interest at 8.75%, payable annually, and is secured by a security interest in the US marketing rights for SangCya Oral Solution. The loan matures on December 31, 2004, and can be pre-paid by the Company without penalty at any time prior to maturity. The Company has repaid $11.0 million of the loan and at December 31, 2002, $5.0 million remains outstanding.

On April 21, 2000 the Company signed an agreement with FINOVA to provide a line of credit of up to $30 million (the “Loan Agreement”).  The Loan Agreement had an initial three-year term. The line of credit consisted of two elements: a $15 million line of credit bearing interest at the prime rate (9.0% at December 31, 2000) and secured by a matching compensating cash balance, and a $15.0 million line of credit bearing interest at the prime rate plus 1.5% and based on eligible domestic accounts receivable and inventory, as defined in the Loan Agreement.  Under the terms of the Loan Agreement, the Company was required to maintain a loan balance of at least $5 million.  As collateral for the line of credit, the Company granted FINOVA a first priority security interest in certain of its tangible and intangible assets and pledged the stock of its two French subsidiaries, IMTIX-SangStat SAS and SangStat Atlantique SA.  In addition, the Company was required to meet certain financial covenants.  At December 31, 2000, the Company had drawn down $5.0 million under the line of credit and had set aside a corresponding compensating balance, which is included in Other Current Assets on the consolidated balance sheet. As of December 31, 2000, the Company was in default of the Tangible Net Worth covenant under the Loan Agreement as a result of the reserve the Company took against inventory due to the SangCya Oral Solution recall.  The Loan Agreement did not provide for a cure period for such a default.  The parties entered into an Amendment dated May 11, 2001, which provided that the Loan Agreement would terminate as of December 31, 2001, the portion of the line of credit collateralized by accounts receivable and inventory would be eliminated, and FINOVA would waive the existing default and all early termination penalties with respect to the Loan Agreement. Subsequently, the Company repaid the loan balance of $5.0 million on June 29, 2001, thereby terminating the Loan Agreement. Since the loan was repaid, the $5.0 million compensating cash balance previously classified as other current assets was classified as cash in the accompanying consolidated balance sheet. In connection with this financing, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $23.438. This warrant was valued using the Black-Scholes pricing model with the following weighted average assumptions: expected life, five years; stock volatility, 72%; risk free interest rate, 6.0%; and no dividend payments during the expected term. The calculated value of the warrant of $744,000 and the additional financing fees of $750,000 were amortized as additional interest expense of $1,327,000 in 2001 and $167,000 in 2000.

Other debt at December 31, 2002 consisted primarily of borrowings by IMTIX against four revolving lines of credit from French banks. These lines of credit, which are renegotiable annually, bear interest at variable rates based on Eonia (Euro Over Night Index Average, 3.10 % at December 31, 2002).

As of December 31, 2002, future principal payments of notes payable (net of discounts) are as follows (in thousands):

Years Ending December 31,

2003	$4,114
2004	15,472

Total	$19,586

9. FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Short-term investments and corporate equity securities are recorded at fair value based on quoted market prices (see Note 2).

The fair value of the convertible note is based on market quotations, the major element of which is a comparison of the fixed conversion price and the closing price of the Company’s common stock at December 31, 2002 and 2001. The fair value of the notes payable to Aventis and Abbott Laboratories is based on the present value of future cash flows discounted at an interest rate of 10.0% at December 31, 2002 and 2001, respectively. These estimates are approximate since no liquid market exists for these notes. The fair value of the Company’s other debt is based on carrying value as those obligations have short-term variable interest rates.

The estimated fair values of the Company’s debt, including current portion, are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Note payable to Aventis	$3,824	$3,636	$8,273	$7,851
Note payable to Abbott Laboratories	5,000	4,845	16,000	15,503
Convertible debt	9,874	9,841	9,779	11,550
Other debt	888	888	1,776	1,776

Total	$19,586	$19,210	$35,828	$36,680

10. COLLABORATIVE AGREEMENTS

In May 1999, the Company and Abbott Laboratories (“Abbott”) signed a multi-year co-promotion, distribution and research agreement for Gengraf cyclosporine capsules (the product) in the US. The Company is the exclusive distributor for the products and shares marketing, promotional and development expenses as well as the profits from the co-promotion of the product with Abbott. The agreement ends December 31, 2004 unless both parties agree to extend it. Pursuant to this agreement, Abbott made an equity investment of $14 million during 1999 in exchange for approximately 894,000 shares of common stock, representing a premium to fair market value at that time aggregating to $1.3 million. In addition, Abbott made a series of up-front and milestone payments totaling $20.8 million through May 2000, and a long-term loan of $16.0 million (see Note 8) to the Company. In January 2000, the Company made a milestone payment to Abbott of $4.0 million under the terms of the agreement. No further milestone payments are required from either party.  All up-front and milestone payments received, net of milestone payments made, and the premium received on the sale of the common stock to Abbott are recorded as deferred revenue and are being recognized ratably over the term of the agreement. For the years ended December 31, 2002, 2001, 2000 and 1999, the Company amortized $3.2 million, $3.2 million, $2.7 million and $1.5 million, respectively, to revenue. In May 2000, the Company and Abbott launched the cyclosporine capsule developed by Abbott under the brand name Gengraf®.  In connection with the equity investment, Abbott and the Company entered into a Right of First Refusal Agreement and a Registration Rights Agreement, and amended and restated their existing Supply Agreement. At December 31, 2002 the Company has repaid $11.0 million of the loan and $5.0 million remains outstanding.  Our ability to continue marketing Gengraf may be limited as a result of a recent judgment that Gengraf infringed a Novartis patent.

In August 2000, the Company entered into a global co-development, supply and license agreement for ABX-CBL with Abgenix under which the Company obtained an exclusive worldwide license for the marketing and sale of ABX-CBL. ABX-CBL is an anti-CD147 monoclonal antibody for the treatment of steroid resistant GVHD. The Company conducted a multi-center, randomized, and controlled Phase II/III study of ABX-CBL. On February 18, 2003, the Company announced preliminary results from this study that indicated that survival with ABX-CBL was similar to the control arm.  Based on these results, the Company and Abgenix decided to discontinue further development of ABX-CBL. As a result the Company will not have to pay Abgenix two additional milestone payments of $1.0 million which were contingent on achievement of certain milestones. Under the terms of the agreement, the Company made an initial license fee payment of $1.0 million and an additional payment to Abgenix of $1.0 million as partial reimbursement of one-half of the development costs incurred by Abgenix between January 1, 2000 and August 8, 2000. The Company subsequently paid an additional $900,000 as reimbursement of these development costs in two equal installments at the end of June 2001 and 2002. Development costs incurred after August 8, 2000 are being shared equally. The Company and Abgenix share responsibility for the expense of the clinical trial. For the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $2,000,000, $2,800,000 and $1,500,000 as its share of the development costs incurred after August 8, 2000.

The Company entered into a Distribution Agreement with Aventis in May 1999 that appointed Aventis as the Company’s exclusive distributor outside North America and Western Europe. The agreement automatically extends for additional annual periods unless either party gives notice of termination, and the current expiration date is March 31, 2004.  Aventis sells the Company’s products either through its local subsidiaries or through third party distributors that often distribute other Aventis products. The Company is in the process of renegotiating the Aventis contract to remove territories from the contract.  The Company then would contract directly with a local distributor in that territory, which may be the local Aventis subsidiary in that territory.  The Company has contracted directly with local distributors in Israel and certain countries in Eastern Europe, South and Central America, and Asia.

Aventis also performs some of the steps in the manufacturing process of Thymoglobulin and Lymphoglobuline. The Company pays Aventis royalties on Thymoglobulin and Lymphoglobuline contingent upon the sales of these products. In the years ended December 31, 2002, 2001and 2000, royalty payments on Thymoglobulin and Lymphoglobuline to Aventis totaled approximately $7.6 million, $2.2 million, and $622,000, respectively. The Company began paying royalties on sales of Thymoglobulin commencing on the third anniversary of the purchase of IMTIX (October 1, 2001). The royalty rate on Thymoglobulin sales will decrease substantially on October 1, 2004.

Synt:em

In July 2001, the Company entered into a three-year research collaboration agreement for the discovery of next generation RDP58 molecules with Synt:em, a French biopharmaceutical company. The aim of this collaboration is to design novel RDP58-like compounds for the inhibition of inflammation in new in vivo applications using Synt:em’s proprietary rational design technology, Acti:map™. The agreement builds on earlier development efforts between SangStat and Synt:em with Allotrap peptides that led to the original discovery of RDP58. Under the terms of the agreement the Company performs in vitro and in vivo testing of peptides and novel rationally designed peptides while Synt:em uses its Acti:map™ technology to perform the rational design work.

In late 2001, the European Community, or EC issued a research contract to a consortium consisting of the Company’s wholly owned French subsidiary, Imtix-SangStat SAS, and seven academic research centers.  The grant covered a term of three years and will provide up to approximately $2,755,600 (2,628,567 Euros)to the consortium to fund research in the role of heme oxygenase-1, or HO-1 in inflammation.  Since RDP58 regulates HO-1, the research was of interest to Imtix-SangStat . A consortium agreement is being negotiated under which it is anticipated that the academic members of the consortium would convey to Imtix-SangStat  the rights to commercialize any inventions arising in the course of the research. Under the EC research contract, Imtix-SangStat committed to funding approximately $472,000 (450,000 Euros) of research, with the EC matching that amount.  Imtix-SangStat intended that a portion of its research would be subcontracted to Synt:em.  Since the research of Synt:em currently being conducted under the SangStat-Synt:em Agreement is included under the EC contract, the Company is working with Imtix-SangStat  and Synt:em to assign the SangStat-Synt:em Agreement to Imtix-SangStat.

Therapeutic Human Polyclonals

In November 2002, the Company entered into a collaboration with Therapeutic Human Polyclonals, Inc. for the development of humanized polyclonal therapeutic products to be generated by the immune systems of transgenic animals.  THP is a private research stage company that was formed by two scientists, one of whom, Dr. Roland Buelow, was our Senior Vice President of Discovery Research from April 1, 2002 to November 8, 2002. .  Dr. Buelow is transitioning from employment with us to becoming the full-time Chief Scientific Officer of THP.

The Company has options from THP to obtain exclusive licenses to the THP technology to produce humanized polyclonal antibody products.  One option is for a humanized version of our current Thymoglobulin product.  We also have options to obtain exclusive licenses to products to treat hematology (blood related) diseases, such leukemia and lymphoma.  The options have an exercise period that commences when THP has produced a genetically engineered rabbit capable of producing commercial-grade humanized antibodies.  Each license would have an up-front fee, milestone payments based on progression through clinical trials to product approval, and royalties.  THP has the right to contribute to the development costs for hematology products and receive a commensurate share of profits from commercial sales. The Company share’s antibody purification know-how with THP. In November 2002, the Company made a one-time technology access fee payment to THP of $500,000 under the terms of the agreement.

The Company made an equity investment of $3.2 million in THP. The Company is accounting for this investment under the equity method in accordance with APB 18 “The Equity Method of Accounting for Investments in Common Stock” because it believes that conditions exist that indicate an ability to exercise significant influence over THP.  The difference between the Company’s initial investment and the $1,352,000 (or 28%) of the underlying equity in the net assets of THP at the date of investment was attributed to intangible assets, including technical know-how.  This excess amount of $1,848,000 is being amortized on a straight-line basis over a period of two years.  The $1,352,000 underlying equity in the net assets of THP and the Company’s equity in net losses of THP from the date of investment have been determined in accordance with EITF 99-10 “Percentage Used to Determine the Amount of Equity Method Losses”, using the hypothetical liquidation at book value method.  The equity in net loss of affiliate for the year ended December 31, 2002, is comprised of the Company’s equity in the net loss of THP from the date of investment of $10,000 and the amortization of amounts attributed to THP intangibles of $154,000. The Company is committed to make a second investment of $3.2 million when THP has produced the proof-of-principle engineered rabbit, unless that milestone is unduly delayed.  The total of these investments would represent approximately twenty percent (20%) of THP’s issued share capital. The investments are made in conjunction with investments by Research Corporation Technologies, Inc., which provided start-up financing for THP and is the majority shareholder. When THP has produced the commercial-grade engineered rabbit, the Company has an option to make an additional equity investment of $15.0 million, which would give the Company ownership of approximately 40% of THP’s issued share capital.  The Company does not have an option to acquire full ownership of THP.

11. LEASING ARRANGEMENTS

The Company leases administrative facilities under operating leases and machinery and equipment under capital leases expiring through 2013. The Company also leases manufacturing facilities from Aventis in Lyon, France under a lease that expires in 2013. This lease may be terminated at the Company’s option with one year’s notice. As of December 31, 2002, future minimum annual payments under capital and operating leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases

2003	$255	$1,596
2004	299	1,495
2005	70	1,103
2006	69	730
2007	52	730
Thereafter	—	3,198

Total minimum lease payments	745	$8,852

Less amounts representing interest	(62)

Present value of minimum lease payments	683
Less current portion	(235)

Capital lease obligations	$448

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,492,000, $1,642,000 and $1,493,000, respectively.

12. STOCKHOLDERS’ EQUITY

Issuance of Common Stock — On February 20, 2002, the Company completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds net of underwriting discounts of approximately $84.1 million. On January 5, 2001, the Company completed a private placement of approximately 1.3 million shares of common stock for aggregate proceeds of approximately $12.5 million with a group of institutional investors. Shares were purchased at a discount to the closing market price on the date the agreements were signed. The transaction occurred in two tranches, of approximately $8.5 million (894,800 shares) and $4.0 million (421,000 shares) respectively, the first of which closed December 29, 2000, the second of which closed January 5, 2001. The Company did not pay any investment banking fees and did not issue any warrants with respect to this placement.

In June 2001, the Company sold 1,363,635 shares of common stock to the same group of investors for net proceeds of approximately $15.0 million.

Stockholder Rights Plan- The Company has a stockholder rights plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the plan a preferred share purchase right  is attached to each share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $45 upon certain events. If, after the rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each right will entitle its holder to purchase, at the right’s then-current price, a number of the acquiring company’s common shares having a market value at the time of twice the right’s exercise price. If a person or group acquires 15% or more of the Company’s outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then-current exercise price, a number of the Company’s common shares (or cash, other securities or property) having a market value twice the right’s exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, the rights are redeemable for $.01 per right at the option of the Board of Directors. The rights expire on August 25, 2005, unless earlier redeemed or exchanged. On October 8, 2001, the plan was amended to appoint EquiServe Trust Company, N.A., as successor rights agent to the plan and to conform the plan to current Delaware law regarding the use of “continuing director” provisions.

Stock Option Plans- On May 14, 2002, the stockholders approved the Company’s 2002 Stock Option Plan (the “2002 Plan”) that was adopted by the Board of Directors effective March 6, 2002. The 2002 Plan serves as the successor to the Company’s 1993 Stock Option Plan (the “Predecessor Plan”).  The Predecessor Plan terminated upon stockholder approval of the 2002 Plan, and no further stock option grants were or will be made from the Predecessor Plan from and after the date of stockholder approval of the 2002 Plan. All options outstanding under the Predecessor Plan immediately prior to the termination of the Predecessor Plan were incorporated into the 2002 Plan and are treated as outstanding options under the 2002 Plan. However, each outstanding option so incorporated will continue to be governed solely by the express terms and conditions of the instrument evidencing such grant, and no provision of the 2002 Plan will be deemed to affect or otherwise modify the rights or obligations of the holders of such incorporated options with respect to their acquisition of shares under such options. Employees of the Company or any parent or subsidiary, non-employee members of the Board or the board of directors of any parent or subsidiary corporation, and consultants and other independent advisors in the service of the Company or its parent or subsidiary corporations are eligible to participate in the 2002 Plan.

In addition to the 2002 Plan, the Company also grants options to non-employee directors of the Company under the 1996 Non-Employee Directors Stock Option Plan (the “Directors Plan”). Under the Company’s stock option plans, incentive or non-statutory stock options to purchase up to 7,342,200 shares of common stock may be granted to employees, directors, and consultants.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Balances, January 1, 2000	2,810,959	$19.43
Options granted (weighted average fair value of $18.11).	1,331,725	21.19
Options exercised	(242,644)	10.84
Options canceled	(702,266)	23.15

Balances, December 31, 2000 (1,305,037 vested at a weighted average exercise price of $19.77)	3,197,774	19.97
Options granted (weighted average fair value of $12.07)	1,320,544	12.36
Options exercised	(233,693)	8.26
Options canceled	(849,048)	19.13

Balances, December 31, 2001 (1,575,544 vested at a weighted average exercise price of $20.57)	3,435,577	18.05
Options granted (weighted average fair value of $20.04).	1,262,929	20.04
Options exercised	(307,332)	14.65
Options canceled	(764,328)	22.33

Balances, December 31, 2002	3,626,846	$18.22

Under the 2002 Plan, options to purchase common stock generally vest over a period of four years, are exercisable upon vesting and expire ten years from the date of grant. As of December 31, 2002, 1,957,981 shares were available under the 2002 Plan for future grants.

Under the Directors Plan, up to a total 500,000 options to purchase shares of the Company’s common stock may be issued. Also in accordance with the Directors’ Plan, during 2002, 2001 and 2000, each of the non-employee Directors was granted options to purchase 8,000, 8,000 and 4,000 shares of the Company’s common stock, respectively. All options granted under the Directors Plan are immediately exercisable, but the Company may repurchase at the exercise price any unvested shares held by a non-employee Board member when his or her service terminates.  The first 25% of the shares acquired under the Directors Plan vest when the non-employee director completes the first 12 months of service after the date of grant, and the balance vests in equal monthly installments as the non-employee director completes each of the next 36 months of service.  The shares vest in full if the non-employee Board member’s service terminates due to death or permanent disability or if the Company is subject to a change in control or a party to a merger or certain other transactions. In addition, the Directors Plan permits non-employee directors to receive all or part of his or her basic retainer payments from the Company in the form of non-statutory stock options. If a Board member makes an election to receive options in lieu of cash retainer, then options will automatically be granted to him or her under the Directors Plan. As of December 31, 2002, there were no outstanding shares subject to repurchase rights and 175,322 shares were available under the Directors Plan for future grants. Options granted under the Directors Plan are also included in the above table.

Additional information regarding options outstanding as of December 31, 2002 is as follows:

Options Outstanding				Vested Options

Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Number vested	Weighted Avg. Exercise Prices

$0 .00 -5.00	22,950	1.5	$4.24	22,950	$4.24
5.01 -10.00	92,333	5.5	7.44	55,421	6.96
10.01 -15.00	1,044,544	7.8	11.54	550,512	11.82
15.01 - 20.00	1,348,021	8.0	18.79	377,682	18.99
20.01 - 25.00	629,774	7.3	22.35	281,234	22.88
25.01 - 30.00	364,081	6.6	26.30	223,206	26.50
30.01 - 35.00	89,143	6.0	32.03	82,273	32.04
35.01 - 45.00	36,000	7.1	39.60	19,538	40.84

	3,626,846	7.5	18.22	1,612,816	18.57

13. INCOME TAXES

Income (loss) before income taxes and the provision for income taxes consists of the following (in thousands):

	December 31,

	2002	2001	2000

Income (loss) from continuing operations before income taxes
Domestic	$12,338	$957	$(38,448)
Foreign	(4,844)	(9,199)	(3,201)
Net loss from discontinued operation
Domestic	—	(1,144)	(2,342)
Income tax benefit (provision)
Domestic	(5)	—	—
Foreign	(1,140)	7	(368)

Net Income (Loss)	$6,349	$(9,379)	$(44,359)

The difference between the Company’s effective tax rate and the Federal statutory rate of 35% is attributable primarily to the recording of valuation allowances on certain net deferred tax assets during the respective periods. The effective income tax rate reconciliation is as follows (in millions):

	December 31,

	2002	2001	2000

Expected benefit (provision) at U.S. statutory of 35%	$(2,623)	$2,885	$14,577
Change resulting from:
Valuation Allowance	4,155	(2,592)	(19,592)
Foreign and Other	(2,677)	(300)	5,383

Total	$(1,145)	$(7)	$368

Effective Income Tax Rate	15.3%	0%	0.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of the Company’s deferred income tax assets are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$46,668	$48,987
General business credits	8,564	7,536
Revenue recognized in different periods	3,094	3,774
Capitalized research and development	3,903	4,576
Accruals and reserves deductible in different periods	7,196	8,607
Depreciation / Amortization	2,904	2,244

	72,329	75,724
Valuation allowance	(71,176)	(75,331)

Total	$1,153	$393

Based on its history of US operating losses, the Company has placed a valuation allowance of $71,176,000 and $75,331,000 against its otherwise recognizable domestic net deferred tax assets at December 31, 2002 and 2001, respectively, due to the uncertainty surrounding the realizability of these benefits.  Net foreign deferred tax assets of $1,153,000 and $393,000 have been recognized at December 31, 2002 and 2001, respectively.

At December 31, 2002, the Company had federal, California and foreign net operating loss carryforwards of approximately $134,219,000, $13,937,000 and $641,000 respectively, available to reduce future taxable income. Such carryforwards expire beginning in 2004 through 2021.  Also at December 31, 2002, the Company had research and experimentation credit carryforwards available of approximately $6,155,000 and $3,650,000 for federal and state tax purposes, respectively. The federal tax credit carryforwards expire beginning in 2004 through 2022 and the state tax credit carryforwards have no expiration date.

Utilization of the above domestic net operating loss and credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

Included in the deferred tax assets at December 31, 2001 is approximately $5,878,000 of cumulative tax benefits related to equity transactions which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized.

14. EMPLOYEE BENEFIT PLAN

The Company sponsors the SangStat Medical Corporation 401(k) Plan, or the Plan to provide retirement benefits for its employees. As allowed under Section 401(k) of the internal revenue code, the Plan provides tax-deferred salary deductions for eligible employees.

Employees may contribute up to 20% (changed to 75% for 2003) of their annual compensation to the Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Through December 31, 2001, the Company had not made any contributions to the Plan. Effective January 1, 2002, the Company matches employee contributions in an amount equal to 100% of the amount of the elective deferrals that do not exceed 3% of compensation and 50% of the amount of the elective deferrals that exceed 3% of compensation but that do not exceed 5% of compensation. All contributions are 100% vested when made. For the year ended December 31, 2002, the Company contributions were approximately $392,000.

Effective January 1, 2002, the Company established the Sangstat Medical Corporation Non-qualified Deferred Compensation Plan, or the Deferred Compensation Plan, for certain of its employees. The purpose of the Deferred Compensation Plan is to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide post-employment and related benefits. The Deferred Compensation Plan is intended to be a “top hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly-compensated employees) under sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. The Company has not made any contributions to the Deferred Compensation Plan.

15. MAJOR CUSTOMERS

For the year ended December 31, 2002, the Company had four customers that accounted for approximately 28%, 19%, 15% and 14%, respectively, of total revenues. For the year ended December 31, 2001, the Company had four customers that accounted for approximately 26%, 18%, 12% and 11%, respectively, of total revenues.  For the year ended December 31, 2000, the Company had two customers that accounted for approximately 15% and 13%, respectively, of total revenues.

16. BUSINESS SEGMENT DATA

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

Summarized data for the Company’s domestic and foreign revenues and long-lived assets are as follows (in thousands):

	United States	Europe	Canada	Rest of the World	Consolidated

Year ended December 31, 2002:
Sales to unaffiliated customers	$94,013	$17,441	$2,071	$6,532	$120,057

Long-lived assets	$3,406	$10,636	$2	$—	$14,044

Year ended December 31, 2001:
Sales to unaffiliated customers	$70,388	$15,820	$1,372	$6,929	$94,509

Long-lived assets	$3,776	$10,910	$3	$—	$14,689

Year ended December 31, 2000:
Sales to unaffiliated customers	$41,272	$14,667	$1,289	$5,917	$63,145

Long-lived assets	$5,003	$12,669	$9	$—	$17,681

17. RECALL OF SANGCYA ORAL SOLUTION

On June 29, 2000, the Company recalled of SangCya Oral Solution from the U.S. Following discussions with the FDA as to the type of recall and mechanism for conducting it, this decision was announced on July 10, 2000. The Company no longer sells SangCya Oral Solution.

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

18. LITIGATION

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. On August 19, 2002 a judgment was entered finding that Gengraf infringed one of the Novartis patents and awarding Novartis $5.0 million in damages. Novartis filed for an injunction to prevent the sale of Gengraf in the U.S., but the judge has not yet ruled on the injunction. The Company has not been named a defendant in this lawsuit,and the Company is not liable for the damages awarded by the jury. Under our agreement with Abbott, Abbott is obligated to indemnify the Company against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to sue the Company directly, Abbott may not prevail on its motions or on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to the Company’s interests. Should the Company be sued by Novartis, it may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott and the Company may be forced or elect to remove Gengraf from the market before its co-promotion agreement with Abbott expires on December 31, 2004, its customers might return unsold inventory to the Company for credit or refund and the Company could be holding inventory of Gengraf that it may be unable to sell. In that event, its revenues would decrease significantly and its operating results would be materially adversely affected. The Company might also be required to write-off all or a portion of its Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the FDA on February 11, 1999 in the United States District Court for the District of Columbia alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit. The Court granted the Company’s motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. The Company may remain a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and the Company to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. The Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receives no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on its Gengraf revenues.

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution. On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. The ECJ hearing was held on November 7, 2002, and the Advocate General issued an opinion in January 2003.  The Company expects the ECJ’s decision approximately six to twelve months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case. The Company no longer market SangCya Oral Solution, but the outcome of the case may affect the timing of regulatory approvals for our cyclosporine capsule product.

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

Italian Regulatory/Trade Secret Litigation. On May 5, 2000, Novartis Farma S.p.a. (“Novartis Italy”) served IMTIX-SangStat S.r.l., an Italian SangStat subsidiary, and IMTIX-SangStat Ltd. with a summons to the Milan Tribunal in a lawsuit concerning our application for approval by the Italian Health Authorities of the SangCya Oral Solution. In December 2002, Novartis Italy agreed to withdraw the lawsuit and the Company agreed not to file for approval of a cyclosporine oral solution before May 2004.  Consequently, the Company does not expect any adverse consequences from this lawsuit.

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes, sued the Company’s French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and the Company paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other expense—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  The Company appealed the case to the French Cours de Cassation, and is negotiating with the parent of the suppliers to settle the lawsuit in return for a refund of some of the damages paid.

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on the Company’s business and operating results. The Company might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory and trade secret lawsuits, Novartis’s requested relief, if granted, could have a negative material adverse effect on the Company if the European Court of Justice ruling prevents the Company from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If the Company cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have a material adverse impact on the Company’s future operating results because of (i) the loss of potential revenue and (ii) the need to write-off some or all of its bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm the Company’s operating results. The litigation, if not resolved favorably to the Company, could have a material adverse effect on its business and operating results. Of the foregoing litigation matters, only the Novartis patent lawsuit against Abbott is likely to require significant time and expense to the extent it becomes involved in the dispute.

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Selected Quarterly Consolidated Financial Data:

	(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2002:
Total revenues	$24,144	$30,917	$33,300	$31,696
Gross profit	$13,521	$15,651	$16,632	$17,530
Net income	$678	$1,808	$2,608	$1,255

Net income per share - basic	$0.03	$0.07	$0.10	$0.05

Net income per share - diluted	$0.03	$0.07	$0.09	$0.05

Cash and cash equivalents and total investments	$108,540	$105,632	$106,946	$97,512

Year ended December 31, 2001:
Total revenues	$20,325	$21,784	$25,100	$27,300
Gross profit	$11,704	$12,462	$13,459	$14,068
Net income (loss):
Continuing operations	$(5,709)	$(2,622)	$(329)	$425
Discontinued operation	(763)	—	(381)	—

	$(6,472)	$(2,622)	$(710)	$425

Net income (loss) per share - basic and diluted
Continuing operations	$(0.29)	$(0.13)	$(0.01)	$0.02
Discontinued operation	(0.04)	—	(0.02)	—

	$(0.33)	$(0.13)	$(0.03)	$0.02

Cash and cash equivalents and total investments	$16,439	$32,297	$25,542	$32,822

Schedule II

SANGSTAT MEDICAL CORPORATION
Valuation and Qualifying Accounts

	(In thousands)

	Balance at at beginning of period	Additions charged to costs and expenses	Deductions		Other	Balance at end of period

2000 Allowances	$1,469	$3,789	$2,130	(1)	$—	$3,128
2001 Allowances	$3,128	$6,611	$5,667	(1)	$—	$4,072
2002 Allowances	$4,072	$8,899	$8,821	(1)	$—	$4,150

(1)  Accounts written off, net of recoveries

SANGSTAT MEDICAL CORPORATION
SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003	SANGSTAT MEDICAL CORPORATION

	By:	/s/ RICHARD D. MURDOCK

Richard D. Murdock
Chairman, President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Murdock and Stephen G. Dance, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. MURDOCK	Chairman of the Board of Directors, President & Chief Executive Officer (Principal Executive Officer)	March 26, 2003

Richard D. Murdock

/s/ STEPHEN G. DANCE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

Stephen G. Dance, CPA, FCA

/s/ JEAN-JACQUES BIENAIMÉ	Director	March 26, 2003

Jean-Jacques Bienaimé

/s/ FREDRIC J. FELDMAN	Director	March 26, 2003

Fredric J. Feldman, Ph.D.

/s/CORINNE H. LYLE	Director	March 26, 2003

Corinne H. Lyle

/s/ ANDREW PERLMAN	Director	March 26, 2003

Andrew Perlman, M.D., Ph.D

/s/HOLLINGS C. RENTON III	Director	March 26, 2003

Hollings C. Renton III

/s/ NICHOLAS SIMON	Director	March 26, 2003

Nicholas Simon

/s/ VINCENT WORMS	Director	March 26, 2003

Vincent Worms

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard D. Murdock, certify that:

1.	I have reviewed this annual report on Form 10-K of SangStat Medical Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ RICHARD D. MURDOCK	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

Richard D. Murdock

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen G. Dance, certify that:

1.	I have reviewed this annual report on Form 10-K of SangStat Medical Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ STEPHEN G. DANCE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

Stephen G. Dance, CPA, FCA

EXHIBIT INDEX

Exhibits	Description of Exhibit

2.2

Master Agreement between SangStat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A., dated June 10, 1998, including Exhibit 8 thereto (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 15, 1998 and as amended on December 14, 1998, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation, filed with the Delaware Secretary of State on July 9, 2002 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2002, filed on August 14, 2002, and incorporated herein by reference).

3.4

Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

10.1*	2002 Stock Option Plan effective as of March 6, 2002.

10.2

Form of Indemnification Agreement between the Registrant and its directors, officers and certain other employees (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001, and incorporated herein by reference).

10.3**

License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University (filed as Exhibit 10.19to the Registrant’s Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

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

10.7**

Co-Promotion Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001,and incorporated herein by reference).

Exhibits	Description of Exhibit

10.8

Right of First Refusal Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999,and incorporated herein by reference).

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

10.17**	Option Agreement dated as of November 8, 2002 among the Registrant, Research Corporation Technologies, Inc. and Therapeutic Human Polyclonals, Inc.

10.18**	Hematology Alliance Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc.

10.19**	hTG Collaboration Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc.

10.20*	Separation Agreement and General Release of Claims dated as of November 8, 2002 between the Registrant and Roland Buelow.

21.1	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (reference is made to the signature page hereof).

99.1	Certification of Richard D. Murdock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Stephen G. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Management contract or compensatory plan or arrangement.

**  Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.”  Confidential treatment has not yet been granted.