Form 10-Q
period 2003-05-14
SANGSTAT MEDICAL CORP
filed 2003-05-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22890

SANGSTAT MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3076-069

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6300 Dumbarton Circle, Fremont, California 94555

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES

Common Stock	26,463,055*

* As of April 30, 2003

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
INDEX

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31, 2003	December 31, 2002 (1)

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,203	$85,412
Short-term investments	20,386	12,100
Accounts receivable (net of allowances of $4,077 in 2003 and $4,150 in 2002)	22,864	22,847
Other receivables	2,622	1,948
Inventories	24,412	27,161
Prepaid expenses and other current assets	6,927	7,501

Total current assets	151,414	156,969
PROPERTY AND EQUIPMENT -- net	5,645	5,824
INVESTMENT IN AFFILIATE	2,632	3,036
INTANGIBLE ASSETS (net of accumulated amortization of $4,500 in 2003 and $4,250 in 2002)	7,392	7,642
OTHER ASSETS	18,792	18,966

TOTAL	$185,875	$192,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,217	$22,447
Accrued liabilities	12,532	13,485
Capital lease obligations -- current portion	240	235
Deferred revenue -- current portion	3,158	3,158
Notes payable -- current portion	11,843	4,114

Total current liabilities	44,990	43,439
CAPITAL LEASE OBLIGATIONS	436	448
DEFERRED REVENUE	2,368	3,158
NOTES PAYABLE	5,493	15,472
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value 5,000 shares authorized; none outstanding	—	—
Common stock. $.001 par value, 40,000 shares authorized; outstanding: 2003, 26,463 shares; 2002, 26,443 shares	310,608	310,495
Accumulated deficit	(178,842)	(180,666)
Accumulated other comprehensive income	822	91

Total stockholders’ equity	132,588	129,920

TOTAL	$185,875	$192,437

(1)  Derived from the Company’s audited consolidated financial statements at December 31, 2002.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002

REVENUES:
Net product sales	$28,738	$23,355
Revenue from collaborative agreements	790	789

Total revenues	29,528	24,144

COSTS AND OPERATING EXPENSES:
Cost of product sales	13,684	10,623
Research and development	4,426	4,318
Selling, general and administrative	9,252	7,953
Amortization of intangible assets	250	250

Total costs and operating expenses	27,612	23,144

Income from operations	1,916	1,000
OTHER INCOME - NET	734	111
EQUITY IN NET LOSS OF AFFILIATE	(404)	—

Income from operations before income taxes	2,246	1,111
INCOME TAX PROVISION	422	433

NET INCOME	$1,824	$678

NET INCOME PER COMMON SHARE - BASIC	$0.07	$0.03
NET INCOME PER COMMON SHARE - DILUTED	$0.07	$0.03
Shares Used in Per Share Computations - Basic	26,445	24,032
Shares Used in Per Share Computations - Diluted	26,521	24,766

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2003	2002

Net income	$1,824	$678
Unrealized gains and losses on marketable securities classified as available for sale in the current period	36	—
Foreign currency translation adjustments	695	(111)

Total comprehensive income	$2,555	$567

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$1,824	$678
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	693	634
Non-cash interest expense	111	210
Equity in net loss of affiliate	404	—
Loss on disposal of property and equipment	49	7
Changes in assets and liabilities:
Accounts receivable	(17)	(826)
Other receivables	(674)	(1,719)
Inventories	2,749	201
Prepaid expenses and other current assets	574	548
Accounts payable	(5,230)	1,396
Accrued liabilities	(953)	(1,120)
Deferred revenue	(790)	(789)

Net cash used in operating activities	(1,260)	(780)

INVESTING ACTIVITIES:
Purchases of property and equipment	(239)	(442)
Maturities of short-term investments	12,100	—
Purchases of short-term investments	(20,350)	—
Other assets	174	262

Net cash used in investing activities	(8,315)	(180)

FINANCING ACTIVITIES:
Sale of common stock	113	87,201
Notes payable borrowings	—	156
Notes payable repayments	(2,361)	(10,550)
Repayment of capital lease obligations	(7)	(51)

Net cash (used) provided by financing activities	(2,255)	76,756

EFFECT OF EXCHANGE RATE CHANGES ON CASH	621	(78)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,209)	75,718
CASH AND CASH EQUIVALENTS, Beginning of period	85,412	32,822

CASH AND CASH EQUIVALENTS, End of period	$74,203	$108,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$788	$449

See notes to Condensed Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 26, 2003. The results of operations for the first quarter 2003 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2003.

2.  Net Income Per Share

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2003 and 2002 common share equivalents for stock options aggregating 75,475 and 734,045, as determined using the treasury stock method, are included in the diluted EPS calculation.

The following table presents the calculation of the basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income	$1,824	$678

Basic:
Weighted average number of common shares outstanding	26,445	24,032

Diluted:
Weighted average number of common shares outstanding	26,445	24,032
Common share equivalents - stock options	76	734

Weighted average number of common shares and common share equivalents	26,521	24,766

Basic net income per share	$0.07	$0.03

Diluted net income per share	$0.07	$0.03

3.  Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income (in thousands):

	March 31, 2003	December 31, 2002

Unrealized gain (loss) on investments	$30	$(6)
Accumulated translation adjustments	792	97

Total	$822	$91

4.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$1,093	$830
Work in process	17,283	16,896
Finished goods	6,036	9,435

Total	$24,412	$27,161

In addition to these inventories, the Company has classified at March 31, 2003 and December 31, 2002 approximately $17,527,000 of raw materials inventory as other assets in the accompanying condensed consolidated balance sheets as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months.

5.  Notes Payable

Notes payable consist of (in thousands):

	March 31, 2003	December 31, 2002

Note payable to Aventis	$2,000	$4,000
Discount on note payable to Aventis	(89)	(176)
Convertible note	9,898	9,874
Note payable to Abbott Laboratories	5,000	5,000
Other debt	527	888

Total	17,336	19,586
Less current portion	(11,843)	(4,114)

Long-term	$5,493	$15,472

6.  Stock-Based Compensation

The Company has stock-based compensation plans under which stock options are granted to employees and directors at the market price on the date of grant. Grants were issued during the three months ended March 31, 2003 under these stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its employee stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net earnings:
Net income - as reported	$1,824	$678
Stock option compensation expense	(198)	(507)

Net income - pro forma	$1,626	$171

Net earnings per common share:
Basic net income per share - as reported	$0.07	$0.03
Diluted net income per share- as reported	$0.07	$0.03
Basic net income per share - pro forma	$0.06	$0.01
Diluted net income per share- pro forma	$0.06	$0.01

7.  Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 were effective for fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143. Adoption of this statement did not have an impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The Company adopted the disclosure provisions of SFAS No. 148 for its fiscal year ended December 31, 2002 and quarter ended March 31,2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for its financial statements for the period ended December 31, 2003. Adoption of the recognition provisions of FIN 45 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003. The Company is currently evaluating the effects of FIN 46, however the adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

8.  Litigation

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. While a judgment was entered finding that Gengraf infringed one of the Novartis patents on August 19, 2002 the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. Novartis is appealing the decision.  The Company has not been named a defendant in this lawsuit. Under the Company’s agreement with Abbott, Abbott is obligated to indemnify the Company against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain. Novartis may choose to sue the Company directly, Abbott may not prevail on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to the Company’s interests. Should the Company be sued by Novartis, it may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott and the Company may be forced or elect to remove Gengraf from the market before the Company’s co-promotion agreement with Abbott expires on December 31, 2004, the Company’s customers might return unsold inventory to the Company for credit or refund and the Company could then be holding inventory of Gengraf that it may be unable to sell. In that event, the Company’s revenues would decrease significantly and its operating results would be materially adversely affected. The Company might also be required to write-off all or a portion of its Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the Food and Drug Administration or FDA on February 11, 1999 in the United States District Court for the District of Columbia alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit. The Court granted the Company’s motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. The Company remains a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and the Company to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. The Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receives no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on its Gengraf revenues.

U.K. Regulatory Litigation—SangCya Oral Solution. On October 18, 1999, Novartis U.K. was granted leave to seek judicial review of the decision by the Medicines Control Agency, or MCA, to approve SangCya Oral Solution. On March 30, 2000, the High Court in London dismissed Novartis’s application for judicial review and ruled that the MCA acted properly in granting the SangCya Oral Solution marketing authorization. Novartis appealed the High Court’s decision, and the hearing was held before the Court of Appeal on November 13 and 14, 2000. The Court of Appeal has stayed ruling on this matter pending the answer of certain questions of law to be submitted to the European Court of Justice, or ECJ. The ECJ hearing was held on November 7, 2002, and the Advocate General issued an opinion in January 2003.  The Company expects the ECJ’s decision approximately six to twelve months thereafter. Following the ECJ ruling, the parties would go back to the Court of Appeal, which will then apply the ECJ ruling on the law to the facts of this case. The Company no longer markets SangCya Oral Solution, but the outcome of the case may affect the timing of regulatory approvals for its cyclosporine capsule product.

U.K. Regulatory Litigation—Cyclosporine Capsules. In November 1999, Novartis filed a request with the High Court in London for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any generic copies of Novartis’s cyclosporine capsule. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA’s approval of SangStat’s marketing authorization for its cyclosporine capsule product; in return, the Company agreed that it would not launch or commence mutual recognition procedures in relation to the cyclosporine capsule marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which the Company notifies Novartis’s solicitors of capsule approval. The parties have agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution. The stay of this application for judicial review will remain in place pending the ECJ ruling on the questions of law and subsequent Court of Appeal judgment.

Novartis has also indicated that it will seek an injunction to prevent the Company’s cyclosporine capsule from being sold in the United Kingdom until final resolution of the judicial review relating to its cyclosporine oral solution. Because the High Court ruled in favor of the MCA with respect to the SangCya Oral Solution marketing authorization and the Court of Appeal has referred questions of law to the ECJ, the Company believes that it is unlikely that a court would grant Novartis a preliminary injunction with respect to its cyclosporine capsule marketing authorization. If the Court of Appeals reverses the High Court’s ruling following the ECJ’s decisions on questions of law, either the MCA could still approve the cyclosporine capsule as supra-bioavailable to Sandimmune without referencing Neoral data or the MCA could decide not to approve the Company’s cyclosporine capsule marketing authorization until the expiration of the ten year data exclusivity period for Neoral capsules (May 2004).

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

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes (“ESD”), sued the Company’s French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and the Company paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other expense—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  The Company appealed the case to the French Cours de Cassation.  In March 2003, the Company settled the lawsuit in return for a payment by IFFA CREDO and ESD of 800,000 Euros (approximately $864,000) and this amount is recorded in other income (expense)—net. The Company received these amounts in April 2003.

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds despite the recent ruling of non-infringement, the loss of Gengraf sales would have a significant and material adverse effect on the Company’s business and operating results. The Company might also be required to write-off all or a portion of its cyclosporine inventory. With respect to the European regulatory lawsuits, Novartis’s requested relief, if granted, could have a material adverse effect on the Company if the European Court of Justice ruling prevents the Company from filing for marketing authorization of its cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If the Company cannot obtain approval of its cyclosporine capsule in Europe until 2004, this could have a material adverse impact on the Company’s future operating results because of (i) the loss of potential revenue and (ii) the need to write-off some or all of its bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would have a material adverse effect on the Company. Currently, none of the foregoing litigation matters require the Company to expend significant time or expense.

9.  Subsequent Event

Effective April 1, 2003, the Company and Abbott Laboratories agreed to amend their co-promotion agreement for Gengraf for the remaining 21 months of its term.  The amendment relieves Abbott of its obligations to provide physician details and maintain a minimum number of managed care organization account representatives.  SangStat will continue to provide physician details but is relieved of its obligation to maintain a minimum number of sales representatives.  In addition, SangStat will assume sole responsibility for all Gengraf marketing and promotional expenses, which were previously shared by both companies, and Abbott will pay a quarterly fee to SangStat if certain sales thresholds are met.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes

thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Except for the historical information contained herein, the discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on the Registrant’s current expectations and projections about future events. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. In particular, we have included forward-looking statements regarding the following: (i) our anticipated financial results for 2003; (ii) the timeline and potential results of preclinical development and clinical trials; (iii) the timeline and potential outcomes of our pending  litigation; (iv) our plans for marketing a cyclosporine capsule in Europe; (v) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; and (vi) anticipated potential strategic collaborations with others.  These forward-looking statements are made as of the date of this Report on Form 10-Q. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein.  The Registrant disclaims any obligation to update these forward-looking statements.

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

On November 8, 2002, we entered into a strategic collaboration with Therapeutic Human Polyclonals, Inc. (“THP”) to develop and commercialize humanized polyclonal antibodies.  Humanized polyclonal antibodies build upon the current clinical successes of humanized monoclonal antibodies. Our financial commitments to THP under the collaboration agreements consist of product licensing fees, clinical milestone payments and royalties. As part of the transaction, we made an equity investment in THP of $3.2 million, with a commitment to invest an additional $3.2 million if certain technical milestones are met. These two equity investments are co-investments with Research Corporation Technologies, a technology management company.  We also have an option to make a substantial additional equity investment in THP as its technology matures.

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies, or FR 60, suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to a company’s financial condition and results and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies as contemplated by FR 60.

Revenue Recognition

Revenue from product sales, net of estimated sales allowances and rebates, is recognized upon receipt by the customer, when a purchase order has been received, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured.  We record estimated reductions to revenue for customer programs, including contract pricing agreements, promotions, other volume based incentives and estimated future returns, in the same period as the related revenues are recorded. The estimates for returns are adjusted periodically based upon historical rates of return and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. In addition, our revenue recognition policy determines the timing of certain expenses, such as commissions and royalties that are recorded in the same period as the related revenue.  While we believe we can make reliable estimates for these revenue adjustments, it is possible that actual amounts realized could vary from our estimates and that the amounts of such changes could affect our operating results.

Revenue from sales of Gengraf, which we co-promote with Abbott Laboratories, is recorded on a gross basis, in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Abbott’s share of the gross profit, as defined, resulting from the sale is recorded as cost of product sales.

Revenue from collaborative agreements is recognized in accordance with the related contract terms. Upfront or milestone payments received under such agreements are generally recognized as revenues ratably over the life of the agreement where significant obligations for future services or our participation exist or as milestones are met and no significant obligation for future services exists.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We classify inventory not expected to be utilized within the next twelve months as long-term assets. We evaluate our inventory levels based on our estimates of marketing approval and forecasts of future sales, among other things.  If these estimates or forecasts change at some time in the future we may be required to record additional charges for the write-down of excess or obsolete inventories. At March 31, 2003 we classified approximately $17.5 million of bulk cyclosporine raw materials inventory, net of reserves, as other long-term assets. We filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval and to launch in these countries shortly after obtaining approval. The use of such inventory is dependent upon the successful approval and launch of the cyclosporine capsule in the major European markets.

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

Income taxes

SangStat has operations in several countries other than the United States, including France, where we manufacture Thymoglobulin. This product is then sold to other SangStat entities in other countries, including the United States.  We believe that we record these sales at an appropriate transfer price; however it is possible that the tax authorities could challenge these transfer prices and assess additional taxes on prior-period transactions. Any such assessment could require us to record an additional tax provision in our statement of operations.

We have substantial deferred tax assets that relate to prior-period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have created valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should the Company generate taxable income. At December 31, 2002, we had approximately $71.0 million of valuation allowances related to our net deferred tax assets.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 were effective for fiscal years beginning after June 15, 2002. We adopted the provisions of SFAS No. 143. Adoption of this statement did not have an impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  We adopted the disclosure provisions of SFAS No. 148 for our fiscal year ended December 31, 2002 and quarter ended March 31,2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for our financial statements for the period ended December 31, 2003. Adoption of the recognition provisions of FIN 45 did not have an impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003. We are currently in the process of evaluating the impact of this Statement on our financial condition and operating results. However the adoption of this statement is not expected to have an impact on our financial position or results of operations.

Results of Operations — Three Months Ended March 31, 2003 and 2002

Revenues. Total revenues for the three months ended March 31, 2003 were $29,528,000, an increase of $5,384,000 or 22% over total revenues of $24,144,000 for the three months ended March 31, 2002. The increase for the three months ended March 31, 2003 was primarily due to higher sales of Thymoglobulin and Gengraf.

Included in total revenues was revenue from collaborative agreements of $790,000 and $789,000 for the three months ended March 31, 2003 and 2002, respectively. For both periods, this revenue relates to recognition of milestone payments from Abbott Laboratories under the co-promotion agreement for Gengraf. The unamortized portion of these milestone payments is shown as deferred revenue on the Company’s condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement which expires December 31, 2004.

Cost of product sales. Cost of product sales was $13,684,000 for the three months ended March 31, 2003, an increase of $3,061,000 or 29% over cost of sales of $10,623,000 for the three months ended March 31, 2002. The increase in cost of product sales for the three months ended March 31, 2003 was due to the overall increase in sales and the higher relative cost of Gengraf as compared to our other products.

Research and development. Research and development expenses were $4,426,000 for the three months ended March 31, 2003, an increase of $108,000 or 3% over research and development expenses of $4,318,000 for the three months ended March 31, 2002. These expenditures were necessary to support the advancement of potential drug candidates in all stages of development programs.

While we allocate scientists and track resources when required pursuant to the terms of a partnering or similar arrangement, members of our research team typically work on a number of products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximizing the benefit of our investment.  Accordingly, we have not and do not intend to separately track the costs incurred to date for each of our research projects on a product-by-product basis.  For the three months ended March 31, 2003, however, we estimate that the majority of research and development expense was associated with our two product candidates: RDP58 and cyclosporine capsules. The balance of our expense was associated primarily with ongoing development of our marketed products, clinical trials for Thymoglobulin, and early-stage product candidates.

In Europe, we recently completed Phase IIa clinical trials for RDP58 and announced preliminary results on April 9, 2003. The Phase II trials were prospective, randomized, blinded trials in patients with mild-to-moderate ulcerative colitis (UC) or Crohn’s disease.  Endpoints in each disease were response and remission.  In UC, RDP58 achieved statistically significant response and remission compared with a placebo.  In Crohn’s disease, there was no statistically significant response or remission compared with a placebo.  We consider the RDP58 UC results to be a significant milestone event for us with a number of important implications which may result in changes to our corporate strategy. Because the UC results indicate that RDP58 has promise as a therapeutic agent, we may be able to license rights to RDP58, and possible follow-on molecules, for significant payments and commitments.  We also are working to determine the optimum path for further clinical and toxicology studies of RDP58, which could lead to an eventual application to market RDP58 and benefits from potential development and marketing partners.  We are also studying the implications for manufacturing (such as scale-up, cost reduction and formulations), including a capsule version of RDP58, and for marketing in the gastrointestinal arena.  Future efforts for developing RDP58 could result in significant expense which may or may not be offset by revenues from licensing or partnering.

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

We filed a regulatory application for marketing approval for a cyclosporine capsule in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval.

We intend to initiate three new clinical studies involving Thymoglobulin in 2003. One study would investigate the use of Thymoglobulin to prevent rejection of a kidney transplanted from an unrelated donor. Currently, Thymoglobulin is approved by the FDA only for treatment of an acute rejection of a donated kidney, in conjunction with concomitant immunosuppression.

The second study would investigate the effect of Thymoglobulin on prevention of graft-versus-host disease in bone marrow transplant patients using matched related donors. The third trial would investigate the use of Thymoglobulin to treat rejection of a transplanted liver.

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

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 were $9,252,000, an increase of $1,299,000 or 16% over expenses of  $7,953,000 for the three months ended March 31, 2002. The increase in expenses for the three months ended March 31, 2003 over the comparable period in 2002 was primarily due to increased selling and marketing costs related to promotional programs and unrestricted grant costs to support new and existing products.

Other income - net. Other income - net for the three months ended March 31, 2003 was $734,000, compared to $111,000 for the three months ended March 31, 2002. The following table shows the components of other income (expense) – net (in thousands).

	Three Months Ended March 31,

	2003	2002

Interest income (expense) - net	$(121)	$(318)
Net gains on sales of fixed assets	—	300
Compensation received for a termination of manufacturing agreement	—	375
Income related to a lawsuit settlement	864	—
Foreign exchange effects resulting from the impact of currency movements	(6)	(175)
Other, net	(3)	(71)

Other income - net	$734	$111

The interest income (expense) – net reported a lower net expense in the first quarter 2003 than in the comparable period in 2002, due primarily to a reduction in long term-debt combined with the higher interest earnings on our cash equivalents and marketable securities. Other income-net  for the three months ended March 31, 2003 also included a one-time income of $864,000 related to the settlement of the IMTIX-SangStat rabbit supplier litigation (See Note 8 to the condensed consolidated financial statements).

Equity in net loss of affiliate. Equity in net loss of affiliate for the three months ended March 31, 2003 includes SangStat’s proportionate share of the net loss of THP and the amortization of intangible assets, representing the difference between the Company’s carrying value and its interest in the underlying net assets of THP. These intangible assets are being amortized on a straight-line basis over two years.

Income taxes. For the three months ended March 31, 2003 and 2002, we recorded a provision of $422,000 and $433,000, respectively. The income tax provision primarily relates to our European operations.

Net income. Net income from operations for the three months ended March 31, 2003 was $1,824,000, an increase of $1,146,000 or 169% as compared to $678,000 for the three months ended March 31, 2002. The increase in net income for the three months ended March 31, 2003 was primarily due to higher product sales, partially offset by higher cost of product sales, resulting primarily from the higher product sales, and increased selling and marketing costs related to promotional programs and unrestricted grant costs to support new and existing products. In addition, other income-net for the three months ended March 31, 2003 included a one-time income of $864,000 related to the settlement of the IMTIX-SangStat rabbit supplier litigation (See Note 8 to the condensed consolidated financial statements).

Impact of Litigation

The cyclosporine product that we sell is involved in litigation. Novartis sued Abbott, claiming that Abbott’s Gengraf product (which is co-marketed and distributed by us) violates Novartis patents, a judgment that was entered finding that Gengraf infringes one of the Novartis patents was reversed by the trial judge and is on appeal. The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory lawsuits, Novartis’s requested relief, if granted, could have a negative material adverse effect on us if the European Court of Justice ruling prevents us from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’s Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If we cannot launch our cyclosporine capsule in Europe until after 2004, this could have a material adverse impact on our future operating results because of (i) the loss of potential revenue and (ii) need to write-off some or all of our bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business and operating results. Currently, none of the foregoing litigation matters require us to expend significant time or expense.

Liquidity and Capital Resources

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $94,589,000 and total assets of $185,875,000.

During the three months ended March 31, 2003, the net cash used in operating activities was $1,260,000 as compared to $780,000 in the same period of 2002.

Net cash used in investing activities for the three months ended March 31, 2003 was $8,315,000, as compared to $180,000 for the same period in 2002. The amount in 2003 is primarily the result of purchases of short-term investments and property and equipment partially offset by maturities of short-term investments. The amount in 2002 was primarily the result of purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2003 was $2,255,000, as compared to net cash provided by financing activities of $76,756,000 for the same period in 2002. In both periods, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. On February 20, 2002, we completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds net of underwriting discounts of $84,145,500. Subsequently, we repaid $11,000,000 of a note payable to Abbott Laboratories.

Effective April 1, 2003, Abbott Laboratories and we agreed to amend their co-promotion agreement for Gengraf for the remaining 21 months of its term.  The amendment relieves Abbott of its obligations to provide physician details and maintain a minimum number of managed care organization account representatives. We will continue to provide physician details but is relieved of our obligation to maintain a minimum number of sales representatives.  In addition, we will assume sole responsibility for all Gengraf marketing and promotional expenses, which were previously shared by both companies, and Abbott will pay a quarterly fee to us if certain sales thresholds are met.  We anticipate that the net effect of this amendment will be to favorably affect quarterly net income (loss) by approximately $350,000 through the term of the agreement which expires December 31, 2004.

We believe that our current cash position, together with cash flows from operations, will be sufficient to meet our cash flow requirements for at least the next 12 months. However, we may need to raise additional funds through additional financings, including private or public equity and/or debt offerings and collaborative research and development arrangements with corporate partners in order to pursue new business opportunities. Our future capital requirements will depend on many factors, including our research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property, the status of competitive products, the maintenance of our manufacturing facility and the establishment of third-party manufacturing arrangements, the maintenance of sales and marketing capabilities, the establishment of collaborative relationships with other parties, and the costs of manufacturing scale-up and working capital requirements for inventory and financing of accounts receivable.

Properties

We sublease our U.S. headquarters in Fremont, California for a term expiring June 30, 2005. We do not have an option to extend the sublease but we are currently negotiating with the landlord to extend our tenancy. We lease additional vacant office space in Newark, California, which housed our discontinued operation, The Transplant Pharmacy. While we are seeking to obtain a tenant for this property, to date we have not succeeded in doing so due to the depressed real estate market. We have reserved approximately $95,000 against this lease, which expires March 31, 2005. Our lease payments currently are $11,000 per month.

Risk Factors

We have a history of operating losses, and our continued profitability is uncertain.

We were incorporated in 1988 and have experienced significant operating losses since that date. As of March 31, 2003, our accumulated deficit was $178.8 million. While Fiscal year 2002 was a profitable year, we may recognize losses in subsequent periods for a variety of reasons, particularly if we increase our research and development expenditures directly or through investment or partnering arrangements with others. We expect to continue the development of our existing products and to enter into license or partnering arrangements in the future.

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

While we experienced our first profitable year in 2002, we may not be able to maintain or increase our financial reporting profitability on a quarterly or annual basis. Our operating results will be significantly dependent upon our success in, among other things:

•	maintaining and increasing revenues from Thymoglobulin, Lymphoglobuline and Gengraf, particularly Thymoglobulin;
•	Abbott’s ability and willingness to continue marketing Gengraf despite the current litigation by Novartis alleging that Gengraf infringes Novartis’ patents;
•	successfully commercializing our product candidates, especially RDP58;
•	limiting our manufacturing and selling, general and administrative expenses; and
•	controlling research and development expenses.

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

Our quarterly and annual operating results may fluctuate due to a variety of factors, and these fluctuations may not match our expectations or the expectations of investors and securities analysts. This could cause the trading price of our common stock to decline substantially. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock.

We also expect our operating results to fluctuate significantly as a result of a number of factors, including:

•	the uncertainty in the timing and the amount of revenue we earn from product sales, including seasonal fluctuations;
•	our ability to continue marketing Gengraf in light of pending litigation between Novartis and Abbott, and Abbott’s willingness to continue marketing Gengraf;
•	our achievement of research and development milestones;
•	expenses we incur for product development, clinical trials and marketing and sales activities;
•	the licensing of new products or the acquisition of products or other companies;
•	increased competition by existing or new products;
•	regulatory action;
•	market acceptance of our products;
•	manufacturing capabilities;
•	cost of litigation; and
•	third-party reimbursement policies.

Fluctuations in our operating results have affected our stock price in the past and are likely to continue to do so in the future.

If our preclinical and clinical testing of potential products is unsuccessful, our business will be harmed.

Before obtaining regulatory approval for the sale of any of our product candidates, we must subject these product candidates to extensive preclinical and clinical testing to establish their safety and efficacy. If these tests are unsuccessful, we will be unable to commercialize these products. We recently announced the results of our Phase II trials of RDP58 for patients with mild-to-moderate ulcerative colitis or Crohn’s disease, and clinical trials of RDP58 are expected to be ongoing. As our lead and primary product in development, adverse or inconclusive results from these trials would have a significant and material adverse effect on our research and development program and our prospects. In any event, interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, we delayed our expected filing for our cyclosporine capsule by approximately six months due to unanticipated results on an initial clinical trial for that product, and we could experience further delays in the future for this and other products. Similarly, we recently announced preliminary results from our PhaseII/III study of ABX-CBL indicating that survival with ABX-CBL was similar to that with ATGAM.  Based on these results, we do not plan to pursue further development of ABX-CBL. Moreover, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. The rate of completion of clinical trials depends, in part, on the enrollment of patients, which in turn depends on many factors such as the size of the patient population, the proximity of target patients to clinical sites, the eligibility criteria for the trial, the trial design, perceived risks and benefits, availability of the study drug and the existence of competitive experimental or approved therapies. Any delay in planned patient enrollment in our current or future clinical trials may result in increased costs, trial delays or both. Our product development costs will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed.

Our future growth depends on sales of key products.

We expect to derive most of our future revenues from sales of Thymoglobulin, Lymphoglobuline, and Gengraf. We have limited experience selling our products in the U.S. Our sales of Thymoglobulin began in the U.S. in February 1999. We began distributing Gengraf in May 2000. We are marketing Gengraf in the U.S. under a co-promotion agreement with Abbott Laboratories. Abbott could be required or could elect to discontinue or curtail marketing of Gengraf in light of the Novartis patent litigation.  Because we expect Thymoglobulin, Lymphoglobuline and Gengraf to be key revenue-generating products, any factor decreasing sales of these products, particularly Thymoglobulin, would harm our financial results. In this regard, Thymoglobulin has recently experienced increased competition from the off-label use of a newly introduced product and increased marketing efforts by competitors. Increased competition from this or other products could affect the future sales or price of Thymoglobulin, which could have a material adverse effect on our business and operating results. In addition, a delay in regulatory approval of our cyclosporine capsule product would harm our future financial results. The following factors could harm the sale or approval of these products:

•	the timing of regulatory approval and market entry relative to competitive products;
•	the availability of alternative therapies;
•	perceived clinical benefits and risks;
•	competitive changes;
•	regulatory issues;
•	ease of use;
•	changes in the prescribing practices of physicians;
•	the availability of third-party reimbursement; and
•	product liability claims.

In particular, with respect to Thymoglobulin, the following factors may decrease sales:

•	the price of our products relative to alternative therapies;
•	manufacturing or supply interruptions; and
•	competitive pressures from competing products.

With respect to Gengraf and our proposed cyclosporine capsule, the following factors may, in particular, decrease revenue:

•	Abbott’s ability and willingness to continue marketing Gengraf despite the Novartis patent litigation;
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

We face substantial competition.

Each of the drugs we develop competes with existing and new drugs being created by pharmaceutical, biopharmaceutical, biotechnology companies and universities. Many of these entities have significantly greater research and development capabilities, as well as substantial marketing, manufacturing, financial and managerial resources and represent significant competition. The principal factors upon which our products compete are product utility, therapeutic benefits, ease of use, effectiveness, marketing, distribution and price. With respect to our products, we are competing against large companies that have significantly greater financial resources and established marketing and distribution channels for competing products. Additionally, our increasing sales of Thymoglobulin are attracting competition. Thymoglobulin has recently experienced increased competition from the off-label use of a newly introduced product and increased marketing efforts by competitors.  Increased competition from this or other products could affect the future sales or price of Thymoglobulin, which could have a material adverse effect on our business and operating results.

The drug industry is intensely price competitive, and we expect we will face this and other forms of competition. Developments by others may render our products or technologies obsolete or noncompetitive, and we may not be able to keep pace with technological developments. Many of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that compete with our own. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than do our products and may be more effective, more convenient or less costly. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical trials of pharmaceutical products, obtaining regulatory approval of such products and manufacturing them. Accordingly, our competitors may succeed in commercializing products more rapidly than us.

Other treatments for problems associated with transplantation that our products seek to address are currently available and under development. To the extent these products address the problems associated with the diseases on which we have focused, they may represent significant competition.

Novartis’s patent lawsuit against Abbott with respect to Gengraf may be resolved adversely.

Novartis sued Abbott in August 2000 claiming that Gengraf infringes certain Novartis patents. While a judgment was entered in U.S. District Court finding that Gengraf infringed one of the Novartis patents on August 19, 2002 the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. The course of litigation is inherently uncertain: Novartis may choose to sue us directly, Abbott may not prevail, Abbott may withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. If Novartis sues us directly, we may incur expenses before reimbursement, if any, by Abbott, which is obligated under our agreement to indemnify us against such suits but its indemnity may not cover lost sales. Should Novartis succeed in obtaining a preliminary or permanent injunction, this injunction may temporarily or permanently remove Gengraf from the market. If Abbott or the Company is forced or elects to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could be holding inventory of Gengraf that we may be unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected.

A change in marketing strategy and a delay in product approval have created excess perishable inventories that may result in significant reductions in our future gross margins.

We have approximately $17.5 million of bulk cyclosporine active ingredient inventory classified as other assets in the balance sheet that we are not using to manufacture finished product in the amount anticipated. This inventory was originally purchased for use in cyclosporine finished products to be sold in the U.S. and Europe. However, since we are now distributing Gengraf in the U.S. and no longer sell SangCya Oral Solution, we are dependent on our capsule product under development to use this inventory. Although we plan to obtain marketing approval for the cyclosporine capsule product in Europe, the inherent uncertainty of the approval process makes it very difficult to forecast a launch date for this product. We filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. If the approval and product launch are delayed, we may not be able to convert all the inventory into finished product and sell it before its expiration date. As a result, we could write off portions or all of our bulk cyclosporine active ingredient in a future period, which could significantly reduce the gross margin reported for that future period. If our cyclosporine capsule product is not launched by mid to late 2004, or if sales do not meet our expectations, we may have to write off additional amounts for expired inventory, which would adversely impact our operating results.

Four wholesalers account for a high percentage of our revenues, and the failure to maintain or expand these relationships could harm our business.

A substantial portion of demand for our products is from customers such as hospitals and pharmacies who purchase our products from wholesalers. Sales to Cardinal Health Inc., McKesson Corporation, Bergen Brunswig Drug Company and AmeriSource accounted for approximately 28%, 19%, 15% and 14%, respectively, of total revenues in 2002. Bergen Brunswig Drug Company acquired AmeriSource in 2002. We expect that we will continue to derive a substantial portion of our revenue from these wholesalers. The loss of any of these wholesalers could harm our business and operating results.

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

Although we primarily use our own facilities to manufacture Thymoglobulin and Lymphoglobuline, we rely on third parties to supply us with raw materials. These third parties may stop supplying us with the materials we need at any time, and we may have to find new suppliers. We have six suppliers of rabbit serum used for the manufacturing of Thymoglobulin. We recently had a dispute with two former suppliers of rabbit serum that resulted in a judgment against us of approximately $3.6 million plus interest, which was recorded as a charge to other income (expense) - net for the year ended December 31, 2001. We appealed the case to the French Cours de Cassation. In March 2003, we settled the lawsuit in return for a payment of 800,000 Euros (approximately $864,000). Our preferred rabbit suppliers are reaching full capacity and we have negotiated arrangements with them to expand capacity to meet our future needs.  If this expansion is delayed or fails to materialize, we may incur shortages of an essential raw material. We have drawn upon our inventory of rabbit serum and our current inventory represents approximately 2.5 months supply.

Our reliance on third parties for manufacturing may delay product approval or, once approved, result in a product shortage, which would reduce our revenues.

Except for Thymoglobulin and Lymphoglobuline, third parties manufacture all of our products and product candidates. We rely on Abbott Laboratories and Sicor for the manufacture of bulk cyclosporine for the capsule product that is pending regulatory review in Europe. Abbott Laboratories also manufactures Gengraf, which would be a competing product with our cyclosporine capsule in Europe.  It is possible that this competitive relationship could result in Abbott being an unreliable supplier of bulk cyclosporine for us.  Federa (Fresenius Kabi France) manufactures Celsior for us. Some of the risks associated with using third parties for manufacturing are as follows:

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

Our research, preclinical development, clinical trials, manufacturing, marketing and distribution of our products in the U.S. and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. In order to obtain regulatory approval of a drug product, we must demonstrate to regulatory agencies, among other things, that the product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with Good Manufacturing Practices requirements. The process of obtaining FDA and other required regulatory approvals is lengthy and requires the expenditure of substantial resources. We do not know if we will obtain the necessary approvals for any of our product candidates. Further, for our approved products, the marketing, distribution and manufacture of our products remains subject to extensive ongoing regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval, withdrawal of approvals and criminal prosecution.

We may not achieve the anticipated benefits from the acquisition or licensing of other products or companies, and any such transaction could harm our business and operating results.

We may elect to in-license or partner the development of new products from others, or we may elect to acquire products or other companies. We expect that the licensing or acquisition of products or companies in an early stage of development would require substantial additional investment prior to yielding anticipated returns. Moreover, we may fail to ultimately realize any anticipated benefits for a variety of reasons including risks inherent to the research and development of early-stage products, competition, quality problems, declining reimbursement, and integration risks related to new products, technology and human resources. Integration of new products or companies may strain our existing financial and managerial controls, reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives and needs. Because we only recently realized quarterly profitability, we would expect that any such acquisition or licensing could have the immediate effect of causing an operating loss in future periods. Furthermore, the licensing or acquisition of new products or companies for cash could limit our financial resources, and the issuance of our stock in such a transaction could result in substantial dilution to existing stockholders.  Accounting rules require us to periodically evaluate our investments in products, technologies or collaborators, such as our investment in Therapeutic Human Polyclonals, Inc.  A reduction in appraised value due to technology delays or failures or other reasons would require us to record losses that would adversely affect our financial results.

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

We are involved in litigation with Novartis in the U.S. and the U.K., which could potentially harm sales of Gengraf in the U.S. (due to the U.S. regulatory litigation which would impact the labeling for all generic cyclosporine products), and our cyclosporine capsule product candidate in Europe. The course of litigation is inherently uncertain, and we may not achieve a favorable outcome. The litigation, whether or not resolved favorably to us, is likely to be expensive, lengthy and time consuming, and to divert management’s attention.

Failure to protect our intellectual property will harm our competitive position.

Our success depends in part on our ability to obtain and enforce patent protection for our products and to preserve our trade secrets. We hold patents and pending patent applications in the U.S. and abroad. Some of our patents involve specific claims and thus do not provide broad coverage. Our patent applications or any claims of these patent applications may not be allowed, valid or enforceable. These patents or claims of these patents may not provide us with competitive advantages for our products. Our competitors may successfully challenge or circumvent our issued patents and any patents issued under our pending patent applications, or the patents of our collaborators. Further, we do not have patents on Thymoglobulin or Lymphoglobuline. Therefore, we are primarily dependent upon our trade secrets for these products. We have not conducted extensive patent and prior art searches with respect to our product candidates and technologies, and we do not know if third-party patents or patent applications exist or have been filed in the U.S., Europe or elsewhere. This would have an adverse effect on our ability to market our products. We do not know if claims in our patent applications would be allowed, be valid or enforceable, or that any of our products would not infringe on others’ patents or proprietary rights in the U.S. or abroad. We also have patent licenses from third parties whose patents and patent applications are subject to the same risks as ours.

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

The market prices for securities of pharmaceutical and biotechnology companies, including ours, are highly volatile. For example, during 2002, the price of our common stock ranged from $10.20 to $27.49 per share. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate as a result of factors such as:

•	announcements of new therapeutic products by us or our competitors;

•	announcements regarding collaborative agreements;
•	governmental regulations;
•	our clinical trial results or clinical trial results from our competitors;
•	fluctuations in our revenues or profitability;
•	the licensing or acquisition of new products or other companies;
•	developments in patent or other proprietary rights;
•	departures or changes in key personnel;
•	financial or other disclosure matters;
•	public concern as to the safety of drugs developed by us or others;
•	comments or recommendations made by securities analysts; and
•	general market conditions.

Adverse economic conditions, epidemics, terrorism, war and geopolitical actions could affect our business.

A recession or other downturn in the U.S. or other regional economy could adversely affect our customers, including wholesalers, which could reduce our sales or make it more difficult to collect payments from them on a timely basis.  Epidemics such as the recent incidence of Severe Acute Respiratory Syndrome (SARS) can adversely affect our business.  For example, SARS has disrupted at least one of our transplant center customers, resulting in reduction of our sales to that customer. The continued threat of terrorism in the U.S. and elsewhere and any ongoing military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of orders, a general decrease in spending on pharmaceutical products or our inability to effectively market and ship our products, our business and operating results could be harmed. In particular, our Thymoglobulin and Lymphoglobuline products are perishable and require express shipping, which may be curtailed or delayed because of security restrictions and border inspections. Geopolitical actions by governments, companies or individuals resulting in trade restrictions, embargos, boycotts or other actions could affect our business.  We are unable to predict whether economic conditions, epidemics, terrorism, or the military, geopolitical or other responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business or operating results.

Financial disclosure and other compliance requirements present a risk of liability or government investigation

New laws, rules and regulations by the federal and state legislatures, Securities and Exchange Commission and NASDAQ will increase the requirements for review and disclosure of financial and other information.  The Office of Inspector General of the Department of Health and Human Services has issued new compliance guidelines for the pharmaceutical industry relating to the marketing of pharmaceutical products and the federal government is increasingly active in investigating and enforcing laws and regulations on improper promotion of pharmaceutical products.  These and other laws, rules and regulations create uncertainty and risk in our industry, particularly for smaller companies such as ours that must rely on external resources for guidance. Risks include government investigation (which can be costly, time consuming and divert management attention), fines and civil and criminal liability.  The increased potential for liability also may make it more difficult to attract and retain candidates for our board of directors.  New requirements for internal controls could require significant additional expense and divert management attention.

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

Certain provisions of our Certificate of Incorporation and Bylaws could significantly impede the ability of the holders of our common stock to change management or delay or make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. These provisions could limit or adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

We may not be able to find a tenant for our vacant space.

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

Legacy computer systems may be vulnerable to failure or breaches of security.

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

Our exposure to market risks has not changed materially since December 31, 2002. Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. While a judgment was entered finding that Gengraf infringed one of the Novartis patents on August 19, 2002 the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. Novartis is appealing the decision. We have not been named a defendant in this lawsuit. Under our agreement with Abbott, Abbott is obligated to indemnify us against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to sue us directly, Abbott may not prevail on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. Should Novartis sue us, we may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott or we may be forced or elect to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could then be holding inventory of Gengraf that we may be unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected. We might also be required to write-off all or a portion of our Gengraf inventory.

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

U.K. Regulatory Litigation—Cyclosporine Capsules. In November 1999, Novartis filed a request with the High Court in London for judicial review of the refusal by MCA to state that it would not reference Neoral data in approving any generic copies of Novartis’s cyclosporine capsule. An agreement was reached between the parties in which Novartis agreed to stay the judicial review until the earlier of (i) the decision on the judicial review of SangCya Oral Solution or (ii) MCA’s approval of SangStat’s marketing authorization for its cyclosporine capsule product; in return, we agreed that we would not launch or commence mutual recognition procedures in relation to the cyclosporine capsule marketing authorization (including a request to MCA to prepare an assessment report) for a period of 28 days commencing on the day on which we notify Novartis’s solicitors of capsule approval. The parties have agreed to continue the stay until the appeal of the High Court decision with respect to the judicial review of SangCya Oral Solution. The stay of this application for judicial review will remain in place pending the ECJ ruling on the questions of law and subsequent Court of Appeal judgment.

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

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes (“ESD”), sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and we paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other expense—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  We appealed

the case to the French Cours de Cassation.   In March 2003, we settled the lawsuit in return for a payment by IFFA CREDO and ESD of 800,000 Euros (approximately $864,000).

Summary

The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds despite the recent ruling of non-infringement, the loss of Gengraf sales would have a significant and material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory lawsuits, Novartis’s requested relief, if granted, could have a material adverse effect on us if the European Court of Justice ruling prevents us from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’ Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If we cannot obtain approval of our cyclosporine capsule in Europe until 2004, this could have a material adverse impact on our future operating results because of (i) the loss of potential revenue and (ii) need to write-off some or all of our bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would have a material adverse effect on us. Currently, none of the foregoing litigation matters require us to expend significant time or expense.

ITEM 2.	Changes in Securities and Use of Proceeds
None

ITEM 3.	Defaults upon Senior Securities
None

ITEM 4.	Submission of Matters to a Vote of Security Holders
None

ITEM 5.	Other Information
None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS – The following exhibits are attached hereto and filed herewith:

Exhibits	Description

10.1	Second Amendment to Co-Promotion Agreement dated as of April 1, 2003 between the Registrant and Abbott Laboratories, Inc.*

99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment was requested for a portion of this exhibit.

(b)	We filed a Current Report on Form 8-K on April 28, 2003.

SANGSTAT MEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	SANGSTAT MEDICAL CORPORATION

	By:	/s/ RICHARD D. MURDOCK
Richard D. Murdock
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEPHEN G. DANCE
Stephen G. Dance, CPA, FCA.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ RICHARD D. MURDOCK	Chairman of the Board of	May 14, 2003
Richard D. Murdock	Directors, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen G. Dance, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SangStat Medical Corporation;

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

Signature	Title	Date

/s/ STEPHEN G. DANCE	Chief Financial Officer	May 14, 2003
Stephen G. Dance, CPA, FCA.	(Principal Financial Officer and Principal Accounting Officer)