Form 10-Q
period 2003-08-14
SANGSTAT MEDICAL CORP
filed 2003-08-14
CIK 913610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

☒ Yes	☐ No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES

Common Stock	26,474,774*

* As of July 31, 2003

SANGSTAT MEDICAL CORPORATION
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30, 2003	December 31, 2002 (1)

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,051	$85,412
Short-term investments	17,338	12,100
Accounts receivable (net of allowances of $4,255 in 2003 and $4,150 in 2002)	26,016	22,847
Other receivables	1,728	1,948
Inventories	26,345	27,161
Prepaid expenses and other current assets	5,545	7,501

Total current assets	157,023	156,969
PROPERTY AND EQUIPMENT – net	5,521	5,824
INVESTMENT IN AFFILIATE	2,179	3,036
INTANGIBLE ASSETS (net of accumulated amortization of $4,750 in 2003 and $4,250 in 2002)	7,142	7,642
OTHER ASSETS	18,833	18,966

TOTAL	$190,698	$192,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,010	$22,447
Accrued liabilities	13,444	13,485
Capital lease obligations – current portion	264	235
Deferred revenue – current portion	3,158	3,158
Notes payable – current portion	11,912	4,114

Total current liabilities	47,788	43,439
CAPITAL LEASE OBLIGATIONS	356	448
DEFERRED REVENUE	1,579	3,158
NOTES PAYABLE	5,560	15,472
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value 5,000 shares authorized; none outstanding	—	—
Common stock. $.001 par value, 40,000 shares authorized; outstanding: 2003, 26,469 shares; 2002, 26,443 shares	310,672	310,495
Accumulated deficit	(177,067)	(180,666)
Accumulated other comprehensive income	1,810	91

Total stockholders’ equity	135,415	129,920

TOTAL	$190,698	$192,437

(1) Derived from the Company's audited consolidated financial statements at December 31, 2002.

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Net product sales	$32,608	$30,127	$61,346	$53,482
Revenue from collaborative agreements	814	790	1,604	1,579

Total revenues	33,422	30,917	62,950	55,061

COSTS AND OPERATING EXPENSES:
Cost of product sales	14,389	15,266	28,073	25,889
Research and development	6,200	5,110	10,626	9,428
Selling, general & administrative	9,776	8,677	19,028	16,630
Amortization of intangible assets	250	250	500	500

Total costs and operating expenses	30,615	29,303	58,227	52,447

Income from operations	2,807	1,614	4,723	2,614
OTHER INCOME (EXPENSE) - NET	(140)	763	594	874
Equity in net loss of affiliate	(453)	—	(857)	—

INCOME BEFORE INCOME TAXES	2,214	2,377	4,460	3,488
INCOME TAX PROVISION	(439)	(569)	(861)	(1,002)

NET INCOME	$1,775	$1,808	$3,599	$2,486

NET INCOME PER SHARE - BASIC	$0.07	$0.07	$0.14	$0.10
NET INCOME PER SHARE - DILUTED	$0.07	$0.07	$0.13	$0.10
Shares Used in Per Share Computations - Basic	26,465	26,376	26,455	25,210
Shares Used in Per Share Computations - Diluted	26,925	27,305	26,692	26,034

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$1,775	$1,808	$3,599	$2,486
Unrealized gains and losses on marketable securities classified as available for sale in the current period	(6)	(42)	30	(42)
Foreign currency translation adjustments	994	1,396	1,689	1,285

Total comprehensive income	$2,763	$3,162	$5,318	$3,729

See notes to Condensed Consolidated Financial Statements.

SANGSTAT MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$3,599	$2,486
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,385	1,302
Non-cash interest expense	180	370
Equity in net loss of affiliate	857	—
Loss on disposal of property and equipment	50	7
Changes in assets and liabilities:
Accounts receivable	(3,169)	(4,701)
Other receivables	220	(1,148)
Inventories	816	(1,098)
Prepaid expenses and other current assets	1,956	654
Other assets	133	502
Accounts payable	(3,437)	4,568
Accrued liabilities	(41)	(1,694)
Deferred revenue	(1,579)	(1,579)

Net cash provided by (used in) operating activities	970	(331)

INVESTING ACTIVITIES:
Purchases of property and equipment	(424)	(712)
Maturities of short-term investments	12,100	—
Purchases of short-term investments	(17,308)	(21,566)

Net cash used in investing activities	(5,632)	(22,278)

FINANCING ACTIVITIES:
Sale of common stock	177	87,563
Notes payable borrowings	—	156
Notes payable repayments	(2,294)	(14,838)
Repayment of capital lease obligations	(63)	(28)

Net cash (used in) provided by financing activities	(2,180)	72,853

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,481	1,042

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,361)	51,286
CASH AND CASH EQUIVALENTS, Beginning of period	85,412	32,822

CASH AND CASH EQUIVALENTS, End of period	$80,051	$84,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$788	$561

See notes to Condensed Consolidated Financial Statements

SANGSTAT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of SangStat Medical Corporation and its wholly owned subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 26, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2003.

2. Net Income Per Share

Basic earnings per share (EPS) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur under the treasury stock method if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table presents the calculation of the basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$1,775	$1,808	$3,599	$2,486

Basic:
Weighted average number of common shares outstanding	26,465	26,376	26,455	25,210

Diluted:
Weighted average number of common shares outstanding	26,465	26,376	26,455	25,210
Common share equivalents - stock options	460	929	237	824

Weighted average number of common shares and common share equivalents	26,925	27,305	26,692	26,034

Basic net income per share	$0.07	$0.07	$0.14	$0.10

Diluted net income per share	$0.07	$0.07	$0.13	$0.10

3. Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income (in thousands):

	June 30, 2003	December 31, 2002

Unrealized gain (loss) on investments	$24	$(6)
Accumulated translation adjustments	1,786	97

Total	$1,810	$91

4.Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$912	$830
Work in process	17,240	16,896
Finished goods	8,193	9,435

Total	$26,345	$27,161

In addition to these inventories, the Company has classified at June 30, 2003 and December 31, 2002 approximately $17,527,000 of raw materials inventory as other assets in the accompanying condensed consolidated balance sheets, as it is not expected that any significant portion of the inventory will be utilized in operations during the next twelve months.

5. Notes Payable

Notes payable consist of (in thousands):

	June 30, 2003	December 31, 2002

Note payable to Aventis	$2,000	$4,000
Discount on note payable to Aventis	(45)	(176)
Convertible note	9,923	9,874
Note payable to Abbott Laboratories	5,000	5,000
Other debt	594	888

Total	17,472	19,586
Less current portion	(11,912)	(4,114)

Long-term	$5,560	$15,472

6. Collaborative Agreements

Effective April 1, 2003, Abbott Laboratories and the Company agreed to amend their co-promotion agreement for Gengraf for the remaining 21 months of its term.  The amendment relieves Abbott of its obligations to perform physician details and to maintain a minimum number of managed care organization account representatives. The Company is relieved of its obligation to maintain a minimum number of sales representatives or perform a minimum number of physician details.  The Company will assume sole responsibility for all Gengraf marketing and promotional expenses, which were previously shared by both companies, and Abbott will pay a quarterly fee to the Company if certain sales thresholds are met.  The Company is accounting for this quarterly fee as a reduction of inventory cost in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

7. Stock-Based Compensation

The Company has stock-based compensation plans under which stock options are granted to employees and directors at the market price on the date of grant. Grants were issued during the three and six months ended June 30, 2003 and 2002, respectively, under these stock-based compensation plans. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its employee stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings:
Net income - as reported	$1,775	$1,808	$3,599	$2,486
Stock option compensation expense determined
under fair value method	(321)	(523)	(722)	(1,047)

Net income - pro forma	$1,454	$1,285	$2,877	$1,439

Net earnings per common share:
Basic net income per share - as reported	$0.07	$0.07	$0.14	$0.10
Diluted net income per share- as reported	$0.07	$0.07	$0.13	$0.10
Basic net income per share - pro forma	$0.05	$0.05	$0.11	$0.06
Diluted net income per share- pro forma	$0.05	$0.05	$0.11	$0.06

8. Recently Issued Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. Restructuring activities initiated after December 31, 2002 will be accounted for in accordance with the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  The Company has adopted the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements for its financial statements for the period ended December 31, 2002. Adoption of the recognition provisions of FIN 45 as of January 1, 2003 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003. The Company is currently evaluating the effects of FIN 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is currently evaluating SFAS No. 150.

9. Litigation

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. While a judgment was entered on August 19, 2002 finding that Gengraf infringed one of the Novartis patents, the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. Novartis is appealing the decision.  The Company has not been named a defendant in this lawsuit. Under the Company’s agreement with Abbott, Abbott is obligated to indemnify the Company against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain. Novartis may choose to sue the Company directly, Abbott may not prevail on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to the Company’s interests. Should the Company be sued by Novartis, it may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott and the Company may be forced or elect to remove Gengraf from the market before the Company’s co-promotion agreement with Abbott expires on December 31, 2004; the Company’s customers might return unsold inventory to the Company for credit or refund; and the Company could then be holding inventory of Gengraf that it may be unable to sell. In that event, the Company’s revenues would decrease significantly and its operating results would be materially adversely affected. The Company might also be required to write-off all or a portion of its Gengraf inventory.

Novartis Regulatory Litigation

U.S. Regulatory Litigation. Novartis U.S. sued the Food and Drug Administration (or FDA) on February 11, 1999 in the United States District Court for the District of Columbia alleging that the FDA did not follow its own regulations in approving SangCya Oral Solution in October 1998. The lawsuit alleges that because Neoral Oral Solution and SangCya Oral Solution are based on different formulation technologies, they should be classified as different dosage forms. Novartis initially asked the Court to (i) allow Novartis to keep its microemulsion labeling; (ii) declare microemulsion to be a separate dosage form; and (iii) rescind the AB rating that was given to SangCya Oral Solution. The Company intervened in this lawsuit. The Court granted the Company’s motion to dismiss the counts that relate specifically to the approval of SangCya Oral Solution, but Novartis may appeal this decision. The Company remains a party in the case. On July 11, 2002, the judge ordered Novartis, the FDA and the Company to file motions for summary judgment and set a schedule for briefs to be filed through December 20, 2002. The Company permanently withdrew SangCya Oral Solution from the U.S. market in July 2000, and receives no revenue from SangCya, but if the court were to declare microemulsion to be a separate dosage form, this ruling would require rescission of the AB rating for Gengraf, which would have a material adverse effect on its Gengraf revenues.

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

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit
In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes (“ESD”), sued the Company’s French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and the Company paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other income (expense)—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  The Company appealed the case to the French Cours de Cassation.  In March 2003, the Company settled the lawsuit in return for a payment by IFFA CREDO and ESD of 800,000 Euros (approximately $864,000) and this amount was recorded in other income (expense)—net. The Company received these amounts in April 2003.

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

On August 7, 2003, a purported shareholder class action was filed in the California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG 03110801). Plaintiff in Pignone alleges that he is a Company shareholder and purports to bring the action on behalf of the holders of the Company’s common stock. Plaintiff names as defendants in the action the Company and each of the Company’s current directors. Plaintiff asserts a single cause of action claiming that the Company and each of its directors has breached fiduciary duties to the Company shareholders by consenting to the proposed sale of the Company to Genzyme Corporation on the terms announced in the Company’s August 4, 2003, press release entitled “Genzyme to Acquire SangStat Medical Corporation,” previously reported on Form 8-K filed by the Company on August 4, 2003. Plaintiffs allege that they do not seek monetary damages but instead seek only equitable relief, including a declaration by the Court that the agreement between the Company and Genzyme was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, an order enjoining the consummation of the transaction and directing the defendants to exercise their fiduciary duties to obtain a transaction in the best interests of Company shareholders, and an order rescinding the transaction to the extent already implemented. Plaintiff also seeks costs of suit, including attorneys’ fees.

10. Subsequent Event

On August 4, 2003, SangStat announced that it has entered into a merger agreement providing for the acquisition of SangStat by Genzyme Corporation.  In accordance with the merger agreement, Genzyme, through its indirect, wholly owned subsidiary, has commenced a tender offer to purchase all of the outstanding shares of SangStat common stock for $22.50 per share in cash. The tender offer is conditioned upon, among other things, a number of shares that represents at least a majority of SangStat’s outstanding shares, determined on a fully-diluted basis, being validly tendered and not withdrawn prior to the expiration of the offer.  The merger agreement provides that the tender offer will be followed by a merger in which each share of SangStat common stock not purchased in the tender offer will be converted into the right to receive the same per share price paid in the tender offer.  The merger is also conditioned upon customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Except for the historical information contained herein, the discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on the Registrant’s current expectations and projections about future events. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. In particular, we have included forward-looking statements regarding the following: (i) our anticipated financial results for 2003; (ii) the timeline and potential results of preclinical development and clinical trials; (iii) the timeline and potential outcomes of our pending litigation; (iv) our plans for marketing a cyclosporine capsule in Europe; (v) anticipated expenditures and timing relating to FDA and foreign approval of our products and facilities; (vi) anticipated potential strategic collaborations with others; and (vii) our expectation with respect to completion of the pending acquisition of SangStat by Genzyme.  These forward-looking statements are made as of the date of this Report on Form 10-Q. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. The cautionary statements made in this Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein.  The Registrant disclaims any obligation to update these forward-looking statements.

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

Recent Developments

On August 4, 2003, SangStat announced that it has entered into a merger agreement providing for the acquisition of SangStat by Genzyme Corporation.  In accordance with the merger agreement, Genzyme, through its indirect, wholly owned subsidiary, has commenced a tender offer to purchase all of the outstanding shares of SangStat common stock for $22.50 per share in cash. The tender offer is conditioned upon, among other things, a number of shares that represents at least a majority of SangStat’s outstanding shares, determined on a fully-diluted basis, being validly tendered and not withdrawn prior to the expiration of the offer.  The merger agreement provides that the tender offer will be followed by a merger in which each share of SangStat common stock not purchased in the tender offer will be converted into the right to receive the same per share price paid in the tender offer.  The merger is also conditioned upon customary closing conditions.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We classify inventory not expected to be utilized within the next twelve months as long-term assets. We evaluate our inventory levels based on our estimates of marketing approval and forecasts of future sales, among other things.  If these estimates or forecasts change at some time in the future we may be required to record additional charges for the write-down of excess or obsolete inventories. At June 30, 2003 we classified approximately $17.5 million of bulk cyclosporine raw materials inventory, net of reserves, as other long-term assets. We filed for marketing approval of the cyclosporine capsule product in a European country in January 2003. We intend to follow the European Community Mutual Recognition Procedure for obtaining marketing authorization in multiple member states following initial approval and to launch in these countries shortly after obtaining approval. The use of such inventory is dependent upon the successful approval and launch of the cyclosporine capsule in the major European markets.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 Liability Recognition for Certain Employer Termination Benefits and other Costs to an Exit Activity (Including Certain Costs in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. Restructuring activities initiated after December 31, 2002 will be accounted for in accordance with the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results in both annual and interim financial statements.  We adopted the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for our financial statements for the period ended December 31, 2002. Adoption of the recognition provisions of FIN 45 as of January 1, 2003 did not have an impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003. We are currently in the process of evaluating the impact of this Statement on our financial condition and operating results.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We are currently in the process of evaluating SFAS No. 150.

Results of Operations — Three and Six Months Ended June 30, 2003 and 2002

Revenues. Total revenues for the three months ended June 30, 2003 were $33,422,000, an increase of $2,505,000 or 8% over total revenues of $30,917,000 for the three months ended June 30, 2002. Total revenues for the six months ended June 30, 2003 were $62,950,000, an increase of $7,889,000 or 14% over total revenues of $55,061,000 for the six months ended June 30, 2002. Sales of Thymoglobulin in North America for the three months ended June 30, 2003 were $15,394,000 compared to $13,587,000 in the second quarter of 2002 and for the six months ended June 30, 2003 were $29,098,000 compared to $24,111,000 for the same period in 2002, representing increases of 13% and 21% respectively. Gengraf sales in the second quarter of 2003 were $7,644,000 compared to $10,584,000 in the second quarter of 2002 and for the six months ended June 30, 2003 were $15,463,000 compared to $17,624,000 for the same period in 2002, representing decreases of 28% and 12% respectively.

Sales revenues outside of North America, in the second quarter of 2003, were $9,417,000 for the three months ended June 30, 2003, compared with $5,843,000 in the second quarter of 2002 and

$16,494,000 and $11,875,000 for the six months ended June 30, 2003 and 2002, respectively. Although the increase in sales was partially due to the effect of the stronger Euro, sales measured in local currency increased by 31% and 13% for the three and six months ended June 30, 2003 as compared to the corresponding periods in 2002.

Included in total revenues was revenue from collaborative agreements of $814,000 and $789,000 for the three months ended June 30, 2003 and 2002, respectively. Revenue from collaborative agreements was $1,604,000 and $1,579,000 for the six months ended June 30, 2003 and 2002, respectively.  In the first six months of 2003 and 2002, we recognized revenue of $1,579,000 from milestone payments from Abbott Laboratories under the co-promotion agreement for Gengraf. The unamortized portion of these milestone payments is shown as deferred revenue on the Company’s condensed consolidated balance sheet and will be recognized as revenue on a straight-line basis over the remaining term of the co-promotion agreement which expires December 31, 2004.

Cost of product sales. Cost of product sales was $14,389,000 for the three months ended June 30, 2003, a decrease of $877,000 or 6% over cost of product sales of $15,266,000 for the three months ended June 30, 2002. There were two main reasons for the decrease in cost compared with the prior period. One of these is the improved profitability of Gengraf following the amendment to the co-promotion agreement with Abbott, which became effective April 1, 2003. This amendment effectively reduced the cost of Gengraf inventory to SangStat. In addition, the change in the mix of product sales, which has resulted in an increase in sales of Thymoglobulin in North America, our highest margin product, relative to sales of Gengraf, our lowest margin product, has contributed to lower cost of product sales. Cost of product sales was $28,073,000 for the six months ended June 30, 2003, an increase of $2,184,000 or 8% over cost of product sales of  $25,889,000 for the six months ended June 30, 2002. The 8% increase in cost of product sales was lower than the corresponding 14% increase in sales revenues for the same reasons as the change in the three month cost numbers.

Research and development. Research and development expenses were $6,200,000 for the three months ended June 30, 2003, an increase of $1,090,000 or 21% over research and development expenses of $5,110,000 for the three months ended June 30, 2002. Research and development expenses were $10,626,000 for the six months ended June 30, 2003, an increase of $1,198,000 or 13% over research and development expenses of $9,428,000 for the six months ended June 30, 2003. The increase in spending for the three and six months ended June 30, 2003 mainly relates to spending on RDP58 and the ongoing stability studies for our cyclosporine capsule. This increase in spending was partially offset by lower expenses relating to our negotiated share of development costs incurred by Abgenix for ABX-CBL.

While we allocate scientists and track resources when required pursuant to the terms of a partnering or similar arrangement, members of our research team typically work on a number of products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximizing the benefit of our investment.  Accordingly, we have not and do not intend to separately track the costs incurred to date for each of our research projects on a product-by-product basis.  For the six months ended June 30, 2003, however, we estimate that the majority of research and development expense was associated with our two product candidates: RDP58 and cyclosporine capsules. The balance of our expense was associated primarily with ongoing development of our marketed products, clinical trials for Thymoglobulin, and early-stage product candidates.

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

We intend to initiate two new clinical studies involving Thymoglobulin in 2003. One study would investigate the use of Thymoglobulin to prevent rejection of a kidney transplanted from a living donor. Currently, Thymoglobulin is approved by the FDA only for treatment of an acute rejection of a transplanted kidney, in conjunction with concomitant immunosuppression.

The second study will investigate the effect of Thymoglobulin on prevention of graft-versus-host disease in bone marrow transplant patients using matched related donors.

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

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2003 were $9,776,000, an increase of $1,099,000 or 13% over expenses of  $8,677,000 for the three months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $19,028,000, an increase of $2,398,000 or 14% over expenses of $16,630,000 for the three months ended June 30, 2002. The increase in expenses for the three and six months ended June 30, 2003 over the comparable periods in 2002 was primarily due to increased selling and marketing costs related to promotional programs and grant costs to support new and existing products.

Other income (expense) - net. Other income (expense) - net for the three months ended June 30, 2003 was an expense of ($140,000), compared to an income of $763,000 for the three months ended June 30, 2002. Other income (expense) - net for the six months ended June 30, 2003 was an income of $594,000, compared to $874,000 for the six months ended June 30, 2002. The following table shows the components of other income (expense) – net (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest expense - net	$(44)	$(22)	(165)	(340)
Net gains on sales of fixed assets	—	—	—	300
Compensation received for a termination of manufacturing agreement	—	—	—	375
Income related to a lawsuit settlement	—	—	864	—
Foreign exchange effects resulting from the impact of currency movements	(70)	784	(76)	609
Other, net	(26)	1	(29)	(70)

Other (expense) income - net	$(140)	$763	$594	$874

The one-time income of $864,000 for the six months ended June 30, 2003 is related to the settlement of the IMTIX-SangStat rabbit supplier litigation (See Note 9 to the condensed consolidated financial statements).

Equity in net loss of affiliate. Equity in net loss of affiliate for the three and six months ended June 30, 2003 includes SangStat’s proportionate share of the net loss of THP and the amortization of intangible assets, representing the difference between the Company’s carrying value and its interest in the underlying net assets of THP. These intangible assets are being amortized on a straight-line basis over two years.

Income taxes. For the three and six months ended June 30, 2003, we recorded a provision of $439,000 and $861,000, respectively, for income taxes compared to a provision of $569,000 and $1,002,000, respectively, for the three and six months ended June 30, 2002. The income tax provision primarily relates to our European operations.

Net income. Net income from operations for the three months ended June 30, 2003 was $1,775,000, a decrease of $33,000 or 2% as compared to $1,808,000 for the three months ended June 30, 2002. Net income from operations for the six months ended June 30, 2003 was $3,599,000, an increase of $1,113,000 or 45% as compared to $2,486,000 for the six months ended June 30, 2002. The increase in net income for the six months ended June 30, 2003 was primarily due to higher product sales, partially offset by higher cost of product sales, resulting primarily from the higher product sales, and increased selling and marketing costs related to promotional programs and unrestricted grant costs to support new and existing products. In addition, other income (expense)-net for the six months ended June 30, 2003 included a one-time income of $864,000 related to the settlement of the IMTIX-SangStat rabbit supplier litigation (See Note 9 to the condensed consolidated financial statements).

Impact of Litigation

The cyclosporine product that we sell is involved in litigation. Novartis sued Abbott, claiming that Abbott’s Gengraf product (which is co-marketed and distributed by us) violates Novartis patents. A judgment that was entered finding that Gengraf infringes one of the Novartis patents was reversed by the trial judge and is on appeal. The course of litigation is inherently uncertain. With respect to Novartis’s lawsuit against Abbott, Novartis is seeking to remove Gengraf from the market. If Novartis succeeds, the loss of Gengraf sales would have a significant and material adverse effect on our business and operating results. We might also be required to write-off all or a portion of our cyclosporine inventory. With respect to the European regulatory lawsuits, Novartis’s requested relief, if granted, could have a negative material adverse effect on us if the European Court of Justice ruling prevents us from filing for marketing authorization of our cyclosporine capsule product currently under development until after the expiration of the data exclusivity period for Novartis’s Neoral cyclosporine product.  (That data exclusivity period expires in May 2004 for most European countries, including Germany, France, Italy and the United Kingdom.)  If we cannot launch our cyclosporine capsule in Europe until after 2004, this could have a material adverse impact on our future operating results because of (i) the loss of potential revenue and (ii) need to write-off some or all of our bulk cyclosporine inventory. With respect to the FDA lawsuit, Novartis’s requested relief, if granted could mean that Gengraf and all other generic cyclosporine products that are not microemulsions would lose their AB rating. If Gengraf were no longer AB-rated to Neoral capsules, pharmacists could not automatically substitute Gengraf for Neoral capsules and this would harm our operating results. The litigation, if not resolved favorably to us, could have a material adverse effect on our business and operating results. Currently, none of the foregoing litigation matters require us to expend significant time or expense.

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $97,389,000 and total assets of $190,698,000.

During the six months ended June 30, 2003, the net cash provided by operating activities was $970,000 as compared to cash used in operating activities of $331,000 in the same period of 2002.

Net cash used in investing activities for the six months ended June 30, 2003 was $5,632,000, as compared to $22,278,000 for the same period in 2002. The amount in 2003 and 2002 is primarily the result of purchases of short-term investments and property and equipment.

Net cash used in financing activities for the six months ended June 30, 2003 was $2,180,000, as compared to net cash provided by financing activities of $72,853,000 for the same period in 2002. The amount in 2003 was primarily related to repayment of notes and capital lease obligations. In 2002, cash provided by the sale of common stock was partially offset by the repayment of notes and capital lease obligations. On February 20, 2002, we completed the issuance of 5,175,000 shares of common stock in a public offering for proceeds net of underwriting discounts of $84,145,500. Subsequently, we repaid $11,000,000 of a note payable to Abbott Laboratories.

Effective April 1, 2003, Abbott Laboratories and we agreed to amend our co-promotion agreement for Gengraf for the remaining 21 months of its term.  The amendment relieves Abbott of its obligations to perform physician details and to maintain a minimum number of managed care organization account representatives. We are relieved of our obligation to maintain a minimum number of sales representatives or perform a minimum number of physician details.

We will assume sole responsibility for all Gengraf marketing and promotional expenses, which were previously shared by both companies, and Abbott will pay a quarterly fee to us if certain sales thresholds are met.  We anticipate that the net effect of this amendment will be to favorably affect quarterly net income (loss) by approximately $350,000 through the term of the agreement, which expires December 31, 2004.

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

Properties

We sublease our U.S. headquarters in Fremont, California for a term expiring June 30, 2005. We do not have an option to extend the sublease. We lease additional vacant office space in Newark, California, which housed our discontinued operation, The Transplant Pharmacy. While we are seeking to obtain a tenant for this property, to date we have not succeeded in doing so due to the depressed real estate market. We have reserved approximately $146,000 against this lease, which expires March 31, 2005. Our lease payments currently are $11,000 per month.

Risk Factors

Our pending acquisition by Genzyme is subject to closing conditions.

We recently announced that we have entered into a merger agreement providing for the acquisition of StangStat by Genzyme Corporation.  The agreement provides for the commencement of a tender offer followed by a merger for $22.50 per share in cash, which represents a substantial premium to the prior trading price of our shares.  The tender offer is subject to customary closing conditions, including, among other things, the tender of at least a majority of our outstanding shares, determined on a fully-diluted basis, receipt of the requisite regulatory approvals and third party consents, and the absence of a material adverse change in our business.  Even if the tender offer is completed, the merger may not be promptly completed if at least 75% of our outstanding shares are not tendered, and may not be completed at all if the conditions to closing the merger are not satisfied.  As a result, we may be unable to cause the tender offer and merger to be completed within the time frame anticipated, if at all, and the failure to do so would likely result in an immediate and substantial decrease in the trading price of our stock.

We have a history of operating losses, and our continued profitability is uncertain.

We were incorporated in 1988 and have experienced significant operating losses since that date. As of June 30, 2003, our accumulated deficit was $177.0 million. While fiscal year 2002 was a profitable year, we may recognize losses in subsequent periods for a variety of reasons, particularly if we increase our research and development expenditures directly or through investment or partnering arrangements with others. We expect to continue the development of our existing products and to enter into license or partnering arrangements in the future.

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

Novartis sued Abbott in August 2000 claiming that Gengraf infringes certain Novartis patents. While a judgment was entered on August 19, 2002 in U.S. District Court finding that Gengraf infringed one of the Novartis patents the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. The course of litigation is inherently uncertain: Novartis may choose to sue us directly, Abbott may not prevail, Abbott may withdraw

Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. If Novartis sues us directly, we may incur expenses before reimbursement, if any, by Abbott, which is obligated under our agreement to indemnify us against such suits but its indemnity may not cover lost sales. Should Novartis succeed in obtaining a preliminary or permanent injunction, this injunction may temporarily or permanently remove Gengraf from the market. If Abbott or the Company is forced or elects to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could be holding inventory of Gengraf that we may be unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected.

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

Although we primarily use our own facilities to manufacture Thymoglobulin and Lymphoglobuline, we rely on third parties to supply us with raw materials. These third parties may stop supplying us with the materials we need at any time, and we may have to find new suppliers. We have seven suppliers of rabbit serum used for the manufacturing of Thymoglobulin. We recently had a dispute with two former suppliers of rabbit serum that resulted in a judgment against us of approximately $3.6 million plus interest, which was recorded as a charge to other income (expense) - net for the year ended December 31, 2001. We appealed the case to the French Cours de Cassation. In March 2003, we settled the lawsuit in return for a payment of 800,000 Euros (approximately $864,000). Our preferred rabbit suppliers are reaching full capacity and we have negotiated arrangements with them to expand capacity to meet our future needs.  If this expansion is delayed or fails to materialize, we may incur shortages of an essential raw material. We have drawn upon our inventory of rabbit serum and our current inventory represents approximately 2 months supply.

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

          (a)  Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

          (b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

Novartis Patent Litigation with Respect to Gengraf

Novartis sued Abbott in United States District Court in Delaware claiming that Gengraf® infringes its patents. While a judgment was entered on August 19, 2002 finding that Gengraf infringed one of the Novartis patents, the judge reversed the judgment and ruled that Abbott had not infringed the Novartis patents on March 27, 2003. Novartis is appealing the decision. We have not been named a defendant in this lawsuit. Under our agreement with Abbott, Abbott is obligated to indemnify us against such suits, but their indemnity may not cover lost sales, if any. The course of litigation is inherently uncertain, Novartis may choose to sue us directly, Abbott may not prevail on appeal, Abbott may elect to withdraw Gengraf from the market or Abbott may choose to settle on terms adverse to our interests. Should Novartis sue us, we may incur expenses prior to reimbursement, if any, by Abbott pursuant to its indemnity obligation. Should Novartis succeed in obtaining a preliminary or permanent injunction, Abbott or we may be forced or elect to remove Gengraf from the market before our co-promotion agreement with Abbott expires on December 31, 2004, our customers might return unsold inventory to us for credit or refund and we could then be holding inventory of Gengraf that we may be unable to sell. In that event, our revenues would decrease significantly and our operating results would be materially adversely affected. We might also be required to write-off all or a portion of our Gengraf inventory.

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

IFFA CREDO and Elevage Scientifique des Dombes Breach of Contract Suit

In August 2000, two affiliated suppliers, IFFA CREDO and Elevage Scientifique des Dombes (“ESD”), sued our French subsidiary, IMTIX-SangStat SAS, for breach of contract in the Commercial Court of Lyon, France. The suppliers won in the trial court and appeals court and we paid approximately $3.6 million in damages plus interest.   IMTIX-SangStat recorded charges of $3,250,000 and $204,000 to other income (expense)—net for the year ended December 31, 2001, which, combined with reserves recorded in fiscal 2000, fully provided for the court award.  We appealed the case to the French Cours de Cassation.   In March 2003, we settled the lawsuit in return for a payment by IFFA CREDO and ESD of 800,000 Euros (approximately $864,000).

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

On August 7, 2003, a purported shareholder class action was filed in the California Superior Court, County of Alameda, under the caption Pignone v. SangStat Medical Corp., et al., (Case No. RG 03110801). Plaintiff in Pignone alleges that he is a Company shareholder and purports to bring the action on behalf of the holders of the Company’s common stock. Plaintiff names as defendants in the action the Company and each of the Company’s current directors. Plaintiff asserts a single cause of action claiming that the Company and each of its directors has breached fiduciary duties to the Company shareholders by consenting to the proposed sale of the Company to Genzyme Corporation on the terms announced in the Company’s August 4, 2003, press release entitled “Genzyme to Acquire SangStat Medical Corporation,” previously reported on Form 8-K filed by the Company on August 4, 2003. Plaintiffs allege that they do not seek monetary damages but instead seek only equitable relief, including a declaration by the Court that the agreement between the Company and Genzyme was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable, an order enjoining the consummation of the transaction and directing the defendants to exercise their fiduciary duties to obtain a transaction in the best interests of Company shareholders, and an order rescinding the transaction to the extent already implemented. Plaintiff also seeks costs of suit, including attorneys’ fees.

ITEM 2.	Changes in Securities and Use of Proceeds
None

ITEM 3.	Defaults upon Senior Securities
None

ITEM 4.	Submission of Matters to a Vote of Security Holders

We distributed our Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 7, 2003 to each stockholder of record as of March 17, 2003, for our Annual Meeting of Stockholders held on May 15, 2003.  At our Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The nominating committee of the Board of Directors selected six nominees, who all ran unopposed. All the nominees were then serving as our directors. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld

Jean-Jacques Bienaimé	23,627,453	123,464
Fredric Feldman	23,502,886	248,031
Corrinne H. Lyle	23,502,892	248,025
Richard D.Murdock	23,683,327	67,590
Hollings Renton	22,478,328	1,272,589
Andrew Perlman	23,672,128	1,078,789

The second and final proposal was the ratification of our independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 2003. The number of shares cast for, against, and abstentions were 23,380,046, 370,861, and 10, respectively. The affirmative vote of a majority of the votes cast on the proposal at the Annual Meeting was required for approval of this proposal. The percent of shares voted in favor of this proposal was 98% of the shares of Common Stock outstanding. Therefore, the stockholders approved proposal two.

ITEM 5.	Other Information
None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS – The following exhibits are attached hereto and filed herewith:

Exhibits	Description

2.2

Master Agreement between SangStat Medical Corporation and Pasteur Merieux Serums & Vaccins, S.A., dated June 10, 1998, including Exhibit 8 thereto (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 15, 1998 and as amended on December 14, 1998, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation, filed with the Delaware Secretary of State on July 9, 2002 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, and incorporated herein by reference).

3.4

Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

4.2	Warrant Agreement, dated April 25, 2000, for purchase of up to 50,000 shares of the Registrant's common stock by the holder thereof.

10.1

2002 Stock Option Plan effective as of March 6, 2002 (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003, and incorporated herein by reference).

10.2

Form of Indemnification Agreement between the Registrant and its directors, officers and certain other employees (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001, and incorporated herein by reference).

10.3*

License Agreement, dated November 15, 1993, between the Registrant and the Board of Trustees of Leland Stanford Junior University (filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, file no. 033-70436, and incorporated herein by reference).

10.4

Rights Agreement, dated as of August 14, 1995, between the Registrant and First National Bank of Boston (filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on August 25, 1995, and incorporated herein by reference).

10.5

First Amendment to Rights Agreement, dated as of October 8, 2001, among the Registrant, Fleet National Bank (f/k/a The First National Bank of Boston) and EquiServe Trust Company, N.A. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2001, and incorporated herein by reference).

10.6

Real Property Sub-Lease, dated March 8, 1999, between the Registrant and Kelley-Clarke, Inc. to the Real Property lease, dated September 1, 1988, between Kelly-Clarke Inc. and Kaiser Development Company, as amended on February 26, 1990, May 1, 1990, May 5, 1990, and April 19, 1995 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999, and incorporated herein by reference).

10.7*

Co-Promotion Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001, and incorporated herein by reference).

10.8

Right of First Refusal Agreement, dated as of May 7, 1999, between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999, and incorporated herein by reference).

10.9	Convertible Promissory Note, dated March 1999, for $10,000,000 with Warburg Dillon Read LLC (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended

December 31, 1999, filed on April 14, 2000, and incorporated herein by reference).

10.10*

Co-Development, Supply and License Agreement, dated as of August 8, 2000, between the Registrant and Abgenix, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference).

10.11*

Option Agreement dated as of November 8, 2002 among the Registrant, Research Corporation Technologies, Inc. and Therapeutic Human Polyclonals, Inc. (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003, and incorporated herein by reference).

10.12*

Hematology Alliance Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc. (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003, and incorporated herein by reference).

10.13*

hTG Collaboration Agreement dated as of November 8, 2002 between the Registrant and Therapeutic Human Polyclonals, Inc. (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003, and incorporated herein by reference).

10.14*†

Second Amendment to Co-Promotion Agreement dated as of April 1, 2003 between the Registrant and Abbott Laboratories, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.15

Separation and Release Agreement, dated October 18, 2002, between the Registrant and Jean-Jacques Bienaime (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.16

Separation Agreement and General Release of Claims dated as of November 8, 2002 between the Registrant and Roland Buelow (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 26, 2003, and incorporated herein by reference).

10.17	Form of Change of Control Agreement.‡

10.18

Nonqualified Deferred Compensation Plan effective as of December 12, 2001 ( filed as Exhibit 10.2 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002, filed on May 15, 2002, and incorporated herein by reference).

10.19	Offer Letter from the Registrant to Richard D. Murdock, dated March 27, 2003.

31.1	Certification of Richard D. Murdock, Chief Executive Officer, pursuant to rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Stephen G. Dance, Chief Financial Officer, pursuant to rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Richard D. Murdock, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Stephen G. Dance, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*    Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

†    Confidential treatment has not yet been granted.

‡ The Company entered into change of control agreements with its officers on December 20, 2000 (or, with respect to each officer joining after such date, the date such officer joined the Company).

(b)    We filed Current Reports on Form 8-K on July 28, 2003, and August 4, 2003.

SANGSTAT MEDICAL CORPORATION
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	SANGSTAT MEDICAL CORPORATION

	By:	/s/ RICHARD D. MURDOCK

Richard D. Murdock Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN G. DANCE

Stephen G. Dance, CPA, FCA Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)